Form 10-Q
period 2006-09-30
Goodman Global Inc
filed 2006-11-08
CIK 1314655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 9, 2006, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 68,903,322.

GOODMAN GLOBAL, INC.

Form 10-Q

For the Three and Nine Months Ended September 30, 2006

Part I. Financial Information

Item 1. Financial Statements

Goodman Global, Inc.

Consolidated Condensed Balance Sheets

	September 30, 2006 (unaudited)	December 31, 2005
	(in thousands, except share and per share data)
Assets

Current assets:
Cash and cash equivalents	$15,168	$23,779
Restricted cash	2,600	2,600
Accounts receivable, net of allowance for doubtful accounts ($9.5 million in 2006; $7.8 million in 2005)	262,821	220,123
Inventories	358,950	303,295
Deferred tax assets	25,023	14,089
Other current assets	9,826	12,786

Total current assets	674,388	576,672
Property, plant, and equipment, net	166,488	160,549
Goodwill	391,287	391,287
Identifiable intangibles	409,788	416,437
Deferred tax assets	38,059	46,235
Deferred financing costs	24,268	30,357

Total assets	$1,704,278	$1,621,537

Liabilities and shareholders’ equity

Current liabilities:
Trade accounts payable	$146,785	$156,870
Accrued warranty	60,415	58,068
Other accrued expenses	98,678	105,341
Current portion of long-term debt	3,500	3,500

Total current liabilities	309,378	323,779
Long-term debt, less current portion	884,550	957,875
Revolving credit facility	—	—
Other long-term liabilities	5,161	6,498
Preferred stock, 9.5% Series A cumulative, par $.01, 250,000 authorized, 225,570 issued and outstanding as of December 31, 2005	—	225,570

Common stock, par value $.01, 275,000,000 shares authorized, 68,903,322 and 47,972,166 issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	689	480
Accumulated other comprehensive income (loss)	(1,287)	2,088
Additional paid-in capital	462,265	108,073
Retained earnings (deficit)	43,522	(2,826)

Total shareholders’ equity	505,189	107,815

Total liabilities and shareholders’ equity	$1,704,278	$1,621,537

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Consolidated Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited, in thousands, except share and per share data)
Sales, net	$517,227	$451,272	$1,402,369	$1,168,713

Costs and expenses:
Cost of goods sold	397,403	346,458	1,080,077	939,288
Selling, general, and administrative expenses	47,841	41,869	158,182	121,403
Depreciation expense	6,180	4,488	17,197	13,032
Amortization expense	2,216	2,400	6,649	7,201

Operating profit	63,587	56,057	140,264	87,789
Interest expense, net	18,188	19,304	59,828	56,028
Other expense (income), net	26	(49)	(423)	(436)

Earnings before taxes	45,373	36,802	80,859	32,197
Provision for income taxes	14,759	14,169	27,889	12,396

Net income	$30,614	$22,633	$52,970	$19,801

Less: Preferred stock dividends	—	5,741	6,622	16,630

Net income available to common shareholders	$30,614	$16,892	$46,348	$3,171

Net income per share:
Basic	$0.44	$0.35	$0.75	$0.07
Diluted	$0.43	$0.35	$0.73	$0.07

Average outstanding common shares:
Basic	68,901,680	47,972,191	61,923,675	47,918,296
Diluted	70,432,102	47,972,191	63,636,816	47,918,296

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Consolidated Condensed Statements of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Com- prehensive Income (Loss)	Total
	(unaudited, in thousands)
Balance at December 31, 2005	$480	$108,073	$(2,826)	$2,088	$107,815

Net income	—	—	52,970	—	52,970
Foreign currency translation	—	—	—	1,251	1,251
Change in fair value of derivatives, net of tax	—	—	—	(4,626)	(4,626)

Comprehensive income					49,595
Issuance of stock	209	352,110	—	—	352,319
Accrued stock options	—	2,082	—	—	2,082
Preferred stock dividends	—	—	(6,622)	—	(6,622)

Balance at September 30, 2006	$689	$462,265	$43,522	$(1,287)	$505,189

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(unaudited, in thousands)
Operating activities
Net income	$52,970	$19,801
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments to goodwill	—	(2,104)
Depreciation	17,197	13,032
Amortization	6,649	7,201
Allowance for bad debt increase (decrease)	1,689	(965)
Deferred tax provision	(2,758)	4,658
Gain on derivatives	—	(2,000)
Loss (gain) on disposal of assets	75	(267)
Amortization of inventory step-up in basis	—	39,586
Amortization of deferred financing costs	6,089	4,020
Compensation expense relating to stock options	2,171	—
Changes in operating assets and liabilities:
Accounts receivable	(44,387)	(79,914)
Inventories	(55,655)	(19,399)
Other assets	3,076	797
Accounts payable and accrued expenses	12,177	92,029

Net cash provided by (used in) operating activities	(707)	76,475

Investing activities
Purchases of property, plant, and equipment	(31,482)	(18,456)
Proceeds from sale of assets	20	3,567

Net cash used in investing activities	(31,462)	(14,889)

Financing activities
Repayments of long-term debt	(73,325)	(2,625)
Working capital adjustment	—	1,330
Proceeds from sale of common stock	14	1,210
Proceeds from initial public offering	354,491	—
Redemption of preferred stock and accrued dividends	(255,234)	—
Transaction costs	(2,388)	(304)
Net borrowings under revolving line facility	—	(24,135)

Net cash provided by (used in) financing activities	23,558	(24,524)

Net increase (decrease) in cash	(8,611)	37,062
Cash at beginning of period	23,779	3,856

Cash at end of period	$15,168	$40,918

Supplementary disclosures of cash flow information Cash paid during the period for:
Interest	$43,728	$34,922

Income taxes	$32,855	$7,745

Non-cash item: Accrual for purchases of property, plant and equipment	$2,179	$—

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Notes to Consolidated Condensed Financial Statements

Three and Nine Months Ended September 30, 2006

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Goodman Global, Inc. (the Company), which owns all of the issued and outstanding stock of Goodman Global Holdings, Inc., a Delaware corporation, have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for a full year. Although there is demand for the Company’s products throughout the year, in each of the past three years approximately 55% to 58% of total sales occurred in the second and third quarters of the fiscal year. The Company’s peak production occurs in the first and the second quarters in anticipation of peak sales quarters.

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

2. Significant Balance Sheet Accounts

Restricted Cash and Cash Equivalents

Cash equivalents represent short-term investments with an original maturity of three months or less. At September 30, 2006 and December 31, 2005, the restricted cash pertains to the Company’s extended warranty program.

Inventories

Inventory costs include material, labor, depreciation, logistics, and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method. As a result of the Acquisition, the Company’s 2004 inventory was increased by $44.0 million to reflect the fair value to the extent of the new investors’ ownership of in-process and finished goods inventory. As of September 30, 2005, this fair market value adjustment has been effectively reversed as the related inventory was sold in the first quarter of 2005 and replaced by manufactured inventory valued at cost. The 2005 impact to our statement of income was an increase to our cost of goods sold of $39.6 million, or $(0.51) per share, for the nine months ended September 30, 2005.

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials and parts	$28,280	$29,125
Finished goods	330,670	274,170

	$358,950	$303,295

Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Land	$12,162	$12,162
Buildings and improvements	55,736	55,465
Equipment	115,649	83,041
Construction-in-progress	17,455	27,335

	201,002	178,003
Less: Accumulated depreciation	(34,514)	(17,454)

	$166,488	$160,549

Identifiable Intangible Assets

Identifiable intangible assets as of September 30, 2006 consist of the following (in thousands):

	Gross	Accumulated Amortization & Impairment	Net
Intangible assets subject to amortization:
Customer relationships	$291,560	$12,935	$278,625
Technology	15,760	2,797	12,963
Contracts	11,033	11,033	—

Total intangible assets subject to amortization	318,353	26,765	291,588
Total indefinite-lived trade names	118,200	—	118,200

Total identifiable intangible assets	$436,553	$26,765	$409,788

Accrued Warranty

A rollforward of the liabilities for warranties consists of the following (in thousands):

	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
At the beginning of the period	$58,068	$59,479
Current-period accruals	29,176	32,503
Current-period uses	(26,829)	(33,914)

At the end of the period	$60,415	$58,068

Other Accrued Expenses

Other accrued expenses consist of the following significant items (in thousands):

	September 30, 2006	December 31, 2005
Accrued rebates	$29,131	$21,682
Accrued self insurance reserves	16,283	17,970
Accrued interest	16,042	6,729
Dividends payable	—	23,040
Other	37,222	35,920

	$98,678	$105,341

3. Stock Compensation Plans

Subsequent to the Acquisition, the Company adopted the 2004 Stock Option Plan. Under this plan, as amended, 4,798,752 shares of the authorized but unissued shares of common stock of Goodman Global, Inc. have been reserved for issuance. The plan permits the grant of options to purchase shares of common stock to eligible employees, consultants, and directors. As of September 30, 2006, the Company has granted approximately 4.7 million options that vest in installments through 2009. No additional options to purchase shares of common stock will be granted under the 2004 Stock Option Plan. During the first quarter of 2006, the Company amended certain options granted on December 23, 2004; March 1, 2005 and April 18, 2005 to provide that the installment, which would otherwise become vested with respect to the fiscal year 2009 upon attaining certain financial performance targets, became vested upon consummation of the initial public offering which occurred in April of 2006. The amendment also allows for the payment of the exercise price through the surrender of previously owned shares of common stock of Goodman Global, Inc. or by cashless exercise, which will be assisted by a broker.

On February 1, 2006, the Company adopted the 2006 Incentive Award Plan (2006 Plan). Under this plan, 1,895,086 shares of the authorized but unissued shares of common stock of the Company have been reserved for issuance. In addition, shares of common stock that remain available for future option grants under the 2004 Stock Option Plan and shares underlying any existing grants under the 2004 Stock Option Plan that are forfeited will be available for issuance under the 2006 Plan. The plan permits the grant of stock-based compensation awards to eligible employees, consultants and directors. The 2006 Plan provides for a variety of such awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance stock unit awards, performance-based awards or stock payment awards. As of September 30, 2006, approximately 11,000 shares of restricted stock have been issued under the 2006 Plan. These restricted shares may not be sold or otherwise transferred until restrictions have lapsed, which will occur one year after the date of grant. The weighted average grant date fair value of the restricted shares granted as of September 30, 2006 is $18.37. Recorded compensation costs for these shares for the three and nine months ended September 30, 2006 is not material. As of September 30, 2006, 20,000 options also have been granted under this plan.

A summary of stock option activity for the nine months ended September 30, 2006 follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2005	4,650,894	$6.70
Granted	20,000	$20.10
Exercised	(2,463)	$5.28
Forfeited	(63,293)	$9.70

Outstanding at September 30, 2006	4,605,138	$6.72

The following table summarizes information about stock options outstanding as of September 30, 2006 (in thousands, except share and per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$5.28 - $21.80	4,605,138	8.4	$6.72	$30,541	1,350,760	8.3	$5.28	$10,905

A summary of the status of the Company’s nonvested stock options as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2005	3,671,614	$1.88
Granted	20,000	$8.21
Exercised	—	—
Vested	(381,331)	$1.71
Forfeited	(55,905)	$2.18

Nonvested at September 30, 2006	3,254,378	$1.93

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

As a result of adopting SFAS No. 123(R), the Company recognized compensation expense of $.5 million, ($.3 million after tax) and $2.2 million ($1.4 million after tax), during the three month and nine months ended September 30, 2006, respectively, which is included in selling, general and administrative expenses in the accompanying unaudited Consolidated Condensed Statement of Operations. Included in compensation expense for the nine months ended September 30, 2006 discussed above, is $0.7 million related to the 381,331 stock options that vested at the consummation of the Company’s initial public offering in April of 2006. The effect on earnings per share on both a basic and fully diluted basis was none and ($.02) for the three and nine months ended September 30, 2006, respectively.

The effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123 to the options granted under the Company’s stock option plan for the three and nine months ended September 30, 2005, would have been $0.2 million and $0.7 million, net of tax, respectively. The effect on earnings per share for the three and nine months ended September 30, 2005 would have been none and ($.02), respectively. As of January 1, 2006, the Company adopted SFAS No. 123(R), thereby eliminating pro-forma disclosure for the period subsequent to the adoption. For purposes of this disclosure, the value of the options is estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model using assumptions discussed below. The expected volatility of 20% is based mainly on the volatility of the Company’s competitors. The expected term of the options granted of 8 years is based on the time period the options are expected to be outstanding. The risk-free interest rate of between 4.5% and 5.0% is based on the U.S. Treasury rate of a note with the expected maturity of the expected term of the options. The Company has not considered a dividend payment in its calculation and believes that forfeitures will not be significant.

As of September 30, 2006, the total compensation cost related to nonvested awards not yet recognized in the Consolidated Condensed Statement of Operations of the Company is $4.8 million. This amount will be recognized on a weighted average period of 2.4 years.

4. Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$30,614	$22,633	$52,970	$19,801
Change in fair value of derivatives, net of tax	2,762	1,471	(4,626)	1,997
Foreign currency translation adjustment	415	567	1,251	185

Comprehensive income	$33,791	$24,671	$49,595	$21,983

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Minimum Pension Liability	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
December 31, 2005	$(673)	$2,436	$325	$2,088
Net change through September 30, 2006	—	(4,626)	1,251	(3,375)

September 30, 2006	$(673)	$(2,190)	$1,576	$(1,287)

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

The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator for earnings per share – net income available to common shareholders	$30,614	$16,892	$46,348	$3,171

Denominator for basic earnings per share	68,901,680	47,972,191	61,923,675	47,918,296
Effects of dilutive options	1,530,422	—	1,713,141	—

Diluted weighted average shares outstanding	70,432,102	47,972,191	63,636,816	47,918,296

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Senior floating rate notes	$179,300	$250,000
Senior subordinated notes	400,000	400,000
Term credit facility	308,750	311,375
Revolving credit facility	—	—
Current maturities	(3,500)	(3,500)

Total long-term debt, less current maturities	$884,550	$957,875

Goodman Global Holdings, Inc. had unused revolving credit under the revolving credit facility, which includes outstanding letters of credit, of $139.1 million at September 30, 2006. Outstanding commercial and standby letters of credit issued under the credit facility totaled $35.9 million as of September 30, 2006.

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

7. Income Taxes

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact, if any, that the adoption of FIN 48 will have on the Company’s financial position, results of operations and cash flows.

The effective tax rate for the three months ended September 30, 2006 and September 30, 2005 was 32.5% and 38.5%, respectively. The effective tax rate was lower primarily as a result of three items. First, recent federal legislative changes permitted the Company to take a deduction for qualified domestic production activity income. Second, the Company qualified and computed the exclusion for foreign sales income. Finally, the Company’s state tax rate was favorably impacted by the mix of sales, payroll and property in the various jurisdictions. As a result, the Company adjusted its 2006 effective tax rate to 36%. The three months ended September 30, 2006 includes a cumulative adjustment of the effective tax rate to 36% on previous 2006 quarters income as well as a $1.6 million adjustment to reflect the impact of these items on 2005 income. The Company expects the effective tax rate to be approximately 36% for the three months ended December 31, 2006.

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Tax provision at the statutory rate of 35%	$15,880	$12,881	$28,301	$11,269
Add (deduct):
State income tax	920	1,674	2,247	1,445
Other-extraterritorial income exclusion, domestic production activities deduction, and other permanent differences	(481)	(386)	(1,099)	(318)
Prior year permanent differences	(1,560)	—	(1,560)	—

	$14,759	$14,169	$27,889	$12,396

8. Derivative Instruments and Hedging Activities

During the first quarter of 2005, the Company entered into interest rate swaps which expire in 2007 and 2008 to manage variable rate exposure on the term credit facility. These swaps have a notional amount of $250.0 million and a fair market value receivable of $3.4 million as of September 30, 2006. These interest rate derivative instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), allows changes in the fair market value of these hedged instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that received hedge accounting treatment. Any ineffectiveness, which generally arises from minor differences between the terms of the swap and terms of the underlying hedged debt, would be recorded in other income, net in the statement of income. Any such differences, for the three and nine months ended September 30, 2005 and September 30, 2006 were immaterial.

During the second quarter of 2006, the Company entered into collars for a portion of its 2006 copper and aluminum supply to substantially reduce the variability of its purchase price for these commodities. These collars, which expire by December 31, 2006, have a notional amount of $49.5 million and a fair market value liability of $7.8 million as of September 30, 2006. The impact of a 10% change in commodity prices would not have a material effect on the statement of operations. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other income, net in the statement of income. The ineffectiveness for the three and nine months ended September 30, 2006 was a $0.4 million expense.

During the third quarter of 2006, the Company entered into swaps for a portion of its 2007 aluminum supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for these commodities. These swaps, which expire by December 31, 2007, have a notional amount of $25.0 million and a fair market value receivable of $0.9 million as of September 30, 2006. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other income, net in the statement of income. Any such differences, for the three and nine months ended September 30, 2006 were immaterial.

During 2005, the Company also entered into a commodity hedge for its 2005 copper supply with the notional amount of $44.7 million. This hedge expired on December 31, 2005. The fair market value of the contract as of September 30, 2005 was approximately $2.0 million, resulting in a $2.0 million reduction to cost of goods sold in the first nine months of 2005, or $0.03 per share, in the nine months ended September 30, 2005.

At September 30, 2006, the fair market value of our derivatives was a liability of $3.5 million, which is included in other accrued expenses. Included in stockholders’ equity, is a loss of $2.7 million, net of tax, which is expected to be reclassified into earnings within the next twelve months.

9. Employee Benefit Plans

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

The Company made contributions of $1.8 million to the plan during 2006. The Company will make contributions to the plan during the remainder of 2006 of approximately $0.9 million.

The components of net periodic benefit cost recognized during interim periods are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$186	$122	$558	$366
Interest cost	410	387	1,230	1,161
Expected return on plan assets	(460)	(412)	(1,380)	(1,236)
Amortization of prior service cost	20	13	60	39
Amortization of net loss	—	91	—	273

	$156	$201	$468	$603

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). Among other items, SFAS No. 158 requires (1) recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, (2) the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and (3) recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The Company is currently evaluating the impact, if any, that the adoption of SFAS No.158 will have on the Company’s financial position, results of operations and cash flows.

10. Contingent Liabilities

In October 2003, the Consumer Product Safety Commission staff issued a preliminary determination that a discontinued design of certain Package Terminal Air Conditioner/Heat Pump (PTAC) units manufactured by one of the Company’s subsidiaries presents a substantial product hazard under the Consumer Product Safety Act, requiring corrective action. In September of 2004, the Company implemented a voluntary corrective action plan (CAP) under which the Company will provide a new thermal limit switch to commercial/institutional PTAC owners. Installation of such switch will be at the commercial/institutional owners’ expense, except in special and limited circumstances (e.g., financial hardship, etc.). Under the CAP, the Company agreed to pay the cost of installing the replacement switch for any individual homeowner having a PTAC unit in their residence. The Company has established a reserve that it believes to be adequate with respect to this matter based on current evaluations and experience.

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

As part of the equity contribution associated with the sale of the Amana Appliance business in July 2001, the Company agreed to indemnify Maytag for certain product liability and environmental claims. In light of these potential liabilities, the Company has purchased insurance that the Company expects will shield it from incurring material costs for such potential claims.

Pursuant to a March 15, 2001 Consent Order with the Florida Department of Environmental Protection (FDEP), our subsidiary, Pioneer Metals, Inc. (Pioneer), is continuing to investigate and pursue, under FDEP oversight, the delineation of groundwater contamination at and around the Pioneer facility in Fort Pierce, Florida. Remediation has not begun. The contamination was discovered through environmental assessments conducted in connection with a Company subsidiary’s acquisition of the Fort Pierce facility in 2000 and was reported to FDEP, giving rise to the Consent Order.

The ultimate cost for the investigation, remediation and monitoring of the site cannot be predicted with certainty due to the variables relating to the contamination and the appropriate remediation methodology, the evolving nature of remediation technologies and governmental regulations, and the inability to determine the extent to which contribution will be available from other parties. All of these factors are taken into account to the extent possible in estimating potential liability. A reserve appropriate for the probable remediation costs, which are reasonably susceptible to estimation, has been established.

Based on analyses of currently available information it is probable that costs associated with the site will be $1.0 million. Therefore, we have reserved $1.0 million as of September 30, 2006, although it is possible that costs could exceed this amount by up to approximately $2.8 million. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contain forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets; and the risks and uncertainties described in our Registration Statement on Form S-1, as filed on April 5, 2006, section labeled, “Risk Factors.”

Overview

We participate in the heating, ventilation and air conditioning, or “HVAC”, industry. We are the second largest domestic manufacturer of residential and light commercial heating and air conditioning products based on unit sales. Founded in 1975 as a manufacturer of flexible duct, we expanded into the broader HVAC manufacturing market in 1982. Since then, we have continually expanded our product offerings and maintained our core competency of manufacturing high-quality products at low costs. Our growth and success can be attributed to our strategy of providing a high-quality, competitively priced product that is designed to be reliable and easy-to-install.

Acquisition

On December 23, 2004, we were acquired by affiliates of Apollo Management, L.P., or “Apollo”, our senior management and certain trusts associated with members of the Goodman family. We refer to this transaction as the “Acquisition.” In connection with the Acquisition, Goodman Global Holdings, Inc., a Texas corporation, which we refer to as the “Seller,” sold all of its equity interest in its subsidiaries as well as substantially all of its assets and liabilities for $1,477.5 million plus a working capital adjustment of $29.8 million. The Acquisition was financed with the net proceeds of a private offering of senior unsecured notes, borrowings under our senior secured credit facilities and $477.5 million of equity contributions by affiliates of Apollo, the Goodman family trusts and certain members of senior management, which consisted of $225.0 million of our Series A Preferred Stock and $252.5 million of our common stock. In connection with the Acquisition, the Goodman family trusts and members of senior management invested approximately $101.0 million and $18.2 million, respectively.

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

Markets and Sales Channels

We manufacture and market an extensive line of heating, ventilation and air conditioning products for the residential and light commercial markets in the United States and Canada. These products include split-system air conditioners and heat pumps, gas furnaces, package units, air handlers, package terminal air conditioners, evaporator coils and accessories. Essentially all of our products are manufactured and assembled at facilities in Texas, Tennessee, Arizona and Florida and are distributed through over 700 distribution points across North America.

Our products are manufactured and marketed primarily under the Goodman®, Amana® and Quietflex® brand names. We position Goodman® as a leading residential and light commercial HVAC brand in North America and as the preferred brand for high-quality HVAC equipment at low prices. Our premium Amana® branded products include enhanced features such as higher efficiency and quieter operation. We position Amana® as the “great American brand” that outlasts the rest, highlighting durability and long-life. Quietflex® branded products include flexible duct products that are used primarily in residential HVAC markets.

Our customer relationships include independent distributors, installing dealers, national homebuilders and other national accounts. We sell to dealers primarily through our network of independent distributors and company-operated distribution centers. We sell to our independent distribution channel primarily under inventory consignment arrangements. We focus the majority of our marketing on dealers who install residential and light commercial HVAC products. We believe that the dealer is the key participant in a homeowner’s purchasing decision, as the dealer is the primary contact for the end- user. Given the strategic importance of the dealer, we remain committed to enhancing profitability for this segment of the supply chain while allowing our distributors to achieve their own profit goals. We believe the ongoing focus on the dealer creates loyalty and mutually beneficial relationships between distributors, dealers and us.

Weather, Seasonality and Business Mix

Weather patterns have historically impacted the demand for HVAC products. For example, hot weather in the spring season often causes existing older units to fail earlier in the season, driving customers to accelerate replacement of a unit, which might otherwise be deferred in the case of a late season failure. Similarly, unseasonably mild weather diminishes customer demand for both commercial and residential HVAC replacement and repairs. Weather also impacts installation during periods of inclement weather, as fewer units are installed due to dealers being delayed or forced to shut down their operations.

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

Commodity costs have generally continued to rise. To help offset these escalations, we increased prices up to 7% effective January 1, 2005, increased prices 5% effective April 1, 2006, and will increase prices during the fourth quarter of 2006 with respect to certain of our products. We believe our price increases will facilitate the recapture of the majority of lost profit margin. A continued high level of commodity prices or further inflation in commodity prices could have a material adverse effect on our results of operations. There can be no assurance that our price increases will not affect demand for our products.

During the second quarter of 2006, we entered into collars for a portion of our 2006 copper and aluminum usage to reduce the variability of our purchase price for these commodities. These collars, which expire by December 31, 2006, have a notional amount of $49.5 million. During the third quarter of 2006, we entered into swaps for a portion of our 2007 aluminum supply to substantially reduce the variability of our purchase price. These swaps, which expire by December 31, 2007, have a notional amount of $25.0 million and a fair market value receivable of $0.9 million as of September 30, 2006. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. We have assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness has been recorded in other income, net in the statement of income. The ineffectiveness for the three and nine months ended September 30, 2006 was a $0.4 million expense.

Our cost of goods sold for 2005 reflects an increase as a result of the purchase accounting treatment of the step-up in basis of inventory as a result of the Acquisition. Consistent with the requirements of purchase accounting, we adjusted the value of our assets and liabilities to their respective estimated fair values as of December 23, 2004. As a result of these adjustments to our asset basis, in the nine months ended September 30, 2005, our cost of goods sold was increased by $39.6 million as we recognized the non-cash increase in our inventory value.

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

Interest expense, net consists of interest expense, net of interest income and gains or losses on the related interest rate derivative instruments. In addition, interest expense includes the amortization of the financing costs associated with our long- term debt.

Other income (expense), net consists of gains and losses on the disposals of assets and miscellaneous income or expenses.

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of operations data for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Consolidated statement of operation data:
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.8%	76.8%	77.0%	80.4%
Selling, general and administrative expenses	9.3%	9.3%	11.3%	10.4%
Depreciation and amortization	1.6%	1.5%	1.7%	1.7%

Operating profit	12.3%	12.4%	10.0%	7.5%
Interest expense, net	3.5%	4.3%	4.2%	4.8%
Other income	—	—	—	(0.1)%

Earnings before taxes	8.8%	8.1%	5.8%	2.8%
Provision for income taxes	2.9%	3.1%	2.0%	1.1%

Net income	5.9%	5.0%	3.8%	1.7%

Three Months Ended September 30, 2006 Compared to September 30, 2005

Sales, net. Net sales for the three months ended September 30, 2006, were $517.2 million, a $66.0 million, or 14.6%, increase from $451.3 million for the three months ended September 30, 2005. This sales increase was driven primarily by the shift to a higher proportion of higher priced 13-and-higher SEER products and the April 1, 2006 price increase, offset slightly by unfavorable product line mix. As a result of the federally mandated 13 SEER efficiency that went into effect January 23, 2006, we experienced a shift to higher efficiency products beginning in the first quarter of 2006. In addition, we benefited from the new company-operated distribution centers that were opened in 2005 and the first nine months of 2006, 17 and nine, respectively, and the maturing of the 22 company-operated distribution centers opened in 2004.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2006, was $397.4 million, a $50.9 million, or 14.7%, increase from $346.4 million for the three months ended September 30, 2005. This increase resulted from a higher sales mix of 13-and-higher SEER products, which have higher unit costs than lower SEER products and an escalation in raw material costs. Cost of goods sold as a percentage of net sales was 76.8% for each of the three month periods ended September 30, 2005 and 2006, which is due to the offset of increased commodities costs by the April 1 price increase and sales mix improvements.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2006, were $47.9 million, a $6.0 million, or 14.3%, increase from $41.9 million for the three months ended September 30, 2005. Selling general and administrative expenses primarily increased as a result of our expanding infrastructure, reflecting resources attributable to opening and operating new company-operated distribution centers and higher sales. As a percentage of net sales, selling, general and administrative expenses were 9.3% for the three months ended September 30, 2006, which was consistent with the three months ended September 30, 2005.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2006, was $8.4 million, a $1.5 million increase from $6.9 million for the three months ended September 30, 2005. This increase was primarily due to higher depreciation expense related to recent capital purchases associated with the transition to the federally mandated 13 SEER minimum efficiency requirements and capacity expansion at our production facilities.

Operating profit. Operating profit for the three months ended September 30, 2006, was $63.6 million, a $7.5 million, or 13.4%, increase from the operating profit of $56.1 million reported for the three months ended September 30, 2005. This increase was primarily due to higher revenues from the increased proportion of 13-and-higher SEER products sold and the price increase mentioned above, partially offset by increases in selling, general and administrative expenses and cost of goods sold.

Interest expense, net. Interest expense, net for the three months ended September 30, 2006, was $18.2 million, a decrease of $1.1 million from $19.3 million reported for the three months ended September 30, 2005. Interest expense decreased due to decreases in long-term debt and decreased utilization of our revolving credit facility, offset by higher interest rates on our floating rate debt.

Provision for income taxes. The income tax provision for the three months ended September 30, 2006 was $14.8 million, an increase of $0.6 million compared to an income tax provision of $14.2 million for the three months ended September 30, 2005. The effective tax rate for the three months ended September 30, 2006 and September 30, 2005 was 32.5% and 38.5%, respectively. The effective tax rate was lower primarily as a result of three items. First, recent federal legislative changes permitted us to take a deduction for qualified domestic production activity income. Second, we qualified and computed the exclusion for foreign sales income. Finally, our state tax rate was favorably impacted by the mix of sales, payroll and property in the various jurisdictions. As a result, we adjusted our 2006 effective tax rate from 37% to 36%. The three months ended September 30, 2006 includes a cumulative adjustment of the effective tax rate to 36% on previous 2006 quarters income as well as a $1.6 million adjustment to reflect the impact of these items on 2005 income.

Nine Months Ended September 30, 2006 Compared to September 30, 2005

Sales, net. Net sales for the nine months ended September 30, 2006, were $1,402.4 million, a $233.7 million, or 20.0%, increase from $1,168.7 million for the nine months ended September 30, 2005. This sales increase was driven primarily by the shift in product mix to a higher proportion of higher priced 13-and-higher SEER products and unit volume growth and, to a lesser extent, the April 1, 2006 price increase. As a result of the federally mandated 13 SEER minimum efficiency that went into effect January 23, 2006, we experienced a shift to higher efficiency products beginning in the first quarter of 2006. In addition, we benefited from the new company-operated distribution centers that were opened in 2005 and the first nine months of 2006, 17 and nine, respectively, and the maturing of the 22 company-operated distribution centers opened in 2004.

Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2006, was $1,080.1 million, a $140.8 million, or 15.0%, increase from $939.3 million for the nine months ended September 30, 2005. Cost of goods sold increased due to a higher sales mix of 13-and-higher SEER products in 2006, which have higher unit costs than lower SEER products, and an escalation in raw material costs. In addition, the nine months ended September 30, 2005 was affected by the non-recurring, non-cash expense of $39.6 million as a result of the purchase accounting treatment of the step-up in basis of inventory and a $2.0 million gain on commodity derivatives. Excluding the impact of these items, cost of goods sold as a percentage of net sales, decreased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This decrease in cost of goods sold as a percentage of net sales was attributable to the mix shift to13-and-higher SEER products and our April 1, 2006 price increase, partially offset by commodity costs.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2006, were $158.2 million, a $36.8 million, or 30.3%, increase from $121.4 million for the nine months ended September 30, 2005. Selling general and administrative expenses primarily increased as a result of our expanding infrastructure, reflecting resources attributable to opening and operating new company-operated distribution centers and higher sales. In addition, selling, general and administrative expenses for the nine months ended September 30, 2006 increased partially due to IPO-related expenses. These expenses included costs associated with the termination of the management agreement with Apollo and acceleration of stock options for a total of $16.1 million. Excluding the IPO-related expenses, as a percentage of net sales, selling, general and administrative expenses, decreased for the nine months ended

September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in selling, general and administrative expenses as a percentage of net sales was due to our ability to support the increase in sales with less of an increase in our existing selling, general and administrative expenses.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2006, was $23.8 million, a $3.6 million increase from $20.2 million for the nine months ended September 30, 2005. The increase was primarily due to higher depreciation expense related to recent capital purchases associated with the transition to the federally mandated 13 SEER minimum efficiency requirements and capacity expansion at our production facilities.

Operating profit. Operating profit for the nine months ended September 30, 2006, was $140.3 million, a $52.5 million, or 59.8%, increase from the operating profit of $87.8 million reported for the nine months ended September 30, 2005. This increase was primarily due to higher margins from increased sales volume and the increased proportion of 13-and-higher SEER products sold, partially offset by escalations in cost of goods sold and increases in selling, general and administrative expenses. Operating profit for the nine months ended September 30, 2005, was negatively impacted by the $39.6 million non-recurring, non-cash charge incurred in connection with the step-up in inventory basis, offset by the $2.0 million gain on commodity derivatives. Operating profit for the nine months ended September 30, 2006, was negatively impacted by the $16.1 million IPO-related expenses discussed above. Operating profit, excluding these one-time occurrences, would have increased for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2006, was $59.8 million, an increase of $3.8 million from $56.0 million reported for the nine months ended September 30, 2005. Interest expense was unfavorably impacted by the $1.4 million premium paid for the early pay-down of debt resulting from our initial public offering, the related acceleration of deferred financing costs in the amount of $2.3 million and higher average interest rates, which were offset by lower levels of outstanding long-term debt.

Provision for income taxes. The income tax provision for the nine months ended September 30, 2006 was $27.9 million, an increase of $15.5 million compared to an income tax provision of $12.4 million for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006 and September 30, 2005 was 34.5% and 38.5%, respectively. The effective tax rate was lower primarily as a result of three items. First, recent legislative changes permitted us to take a deduction for qualified domestic production activity income. Second, we qualified and computed the exclusion for foreign sales income. Finally, our state tax rate was favorably impacted by the mix of sales, payroll and property in the various jurisdictions. As a result, we adjusted our 2006 effective tax rate from 37% to 36%. The nine months ended September 30, 2006 includes a $1.6 million adjustment to reflect the impact of these items on 2005 income.

Liquidity, Capital Resources and Off-balance Sheet Arrangements

As of September 30, 2006, we had cash and cash equivalents of $15.2 million and working capital of $350.7 million, excluding current maturities of long-term debt of $3.5 million, and the ability to borrow $139.1 million under our revolving credit facility, which includes outstanding letters of credit. We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs over the next 12 to 24 months. Our future liquidity requirements will be for working capital, capital expenditures and general corporate purposes.

Operating activities. For the nine months ended September 30, 2006, we used $0.7 million of cash from operations compared to $76.5 million of cash provided by operations for the nine months ended September 30, 2005. Cash from operations for the nine months ended September 30, 2006 was negatively impacted by higher inventory as a result of the industry shift to the more costly 13-and-higher SEER products and increased commodity costs. Also affecting cash flows from operations were increases in accounts receivable due to the rise in sales volumes, offset by higher accounts payable and accrued expenses. Cash provided by operations for the nine months ended September 30, 2005 resulted primarily from increases in accounts payable and accrued expenses, offset by higher accounts receivable and inventories.

Investing activities. For the nine months ended September 30, 2006, cash used in investing activities was $31.5 million compared to $14.9 million for the nine months ended September 30, 2005. These usages were primarily due to capital expenditures of $31.5 million for the nine months ended September 30, 2006 and capital expenditures of $18.5 million for the nine months ended September 30, 2005, offset by proceeds from sales of assets of $3.6 million. The increased capital expenditures for the nine months ended September 30, 2006 were attributable primarily to the new product platform projects and capacity expansion within our factories.

Financing activities. For the nine months ended September 30, 2006, $23.6 million was provided from financing activities compared to $24.5 million used in financing activities for the nine months ended September 30, 2005. Financing activities for the nine months ended September 30, 2006 was primarily due to proceeds from our initial public offering of $354.5 million, offset by the redemption of our preferred stock and associated accrued dividends of $255.2 million, repayments of long-term debt of $73.3 million and $2.4 million of initial public offering costs. Amounts borrowed under the revolving credit facility were used to meet our increased working capital needs resulting from higher production as this is our peak-cooling season and higher costs of inventory due to the 13 SEER minimum efficiency shift as well as increases in raw material costs. Financing activities for the nine months ended September 30, 2005 included repayments of long-term debt of $2.6 million and repayment of our revolving credit facility of $24.1 million, offset by a working capital adjustment related to the Acquisition of $1.3 million and proceeds of common stock of $1.2 million.

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

As a result of adopting SFAS No. 123(R), we recognized compensation expense of $0.5 million ($0.3 million after tax) and $2.2 million ($1.4 million after tax) during the three and nine month periods ended September 30, 2006, respectively, which is included in selling, general and administrative expenses (pre-tax) in the accompanying unaudited Consolidated Condensed Statement of Operations for the period ended September 30, 2006. Included in compensation expense for the three and nine months ended September 30, 2006 discussed above, is $0.7 million related to the 381,331 stock options that vested at the consummation of our initial public offering in April of 2006. The adoption had no net effect on our Consolidated Condensed Statements of Cash Flow for the period ended September 30, 2006. The effect on earnings per share on both a basic and fully diluted basis was none and ($0.02) for the three and nine months ended September 30, 2006, respectively.

The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to the options granted under our stock option plan for the three and nine months ended September 30, 2005 would have been $0.2 million and $0.7 million, net of tax, respectively. The effect on earnings per share for the three and nine months ended September 30, 2005 have been none and ($0.02), respectively. As of January 1, 2006, we adopted SFAS No. 123(R) thereby eliminating pro-forma disclosure for the period subsequent to the adoption. For purposes of this disclosure, the value of the options is estimated using a Black-Scholes-Merton option valuation model and amortized to the expense over the options’ vesting period.

As of September 30, 2006, the total compensation cost related to nonvested awards not yet recognized in our Consolidated Condensed Statement of Operations is $4.8 million. This amount will be recognized on a weighted average period of 2.4 years.

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact, if any, that the adoption of FIN 48 will have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). Among other items, SFAS No. 158 requires (1) recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, (2) the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and (3) recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. We are currently evaluating the impact, if any, that the adoption of SFAS No.158 will have on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. In 2005, we spent over $212.8 million on these raw materials, and their cost variability can have a material impact on our results of operations. During the second quarter of 2006, we entered into collars for a portion of our 2006 copper and aluminum supply to substantially reduce the variability of our purchase price for these commodities. These collars, which expire by December 31, 2006, have a notional amount of $49.5 million and a fair market value liability of $7.8 million. The impact of a 10% change in commodity prices would not have a material effect on our statement of operations. Our actual results may differ materially from the results discussed above.

During the third quarter of 2006, we entered into swaps for a portion of our 2007 aluminum supply to substantially reduce the variability of our purchase price for these commodities. These swaps, which expire by December 31, 2007, have a notional amount of $25.0 million and a fair market value receivable of $0.9 million as of September 30, 2006. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. We have assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness has been recorded in other income, net in the statement of income. Any such differences, for the three and nine months ended September 30, 2006 were immaterial.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material developments in the quarterly period ending September 30, 2006 to the proceedings described in our Registration Statement on Form S-1, as filed April 5, 2006. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for the discussion on legal proceedings.

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

Goodman Global, Inc.

Date: November 8, 2006	/s/ Lawrence M. Blackburn
Lawrence M. Blackburn
Executive Vice President and
Chief Financial Officer