Form 10-Q/A
period 2006-06-30
Goodman Global Inc
filed 2007-04-05
CIK 1314655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, which was filed on August 10, 2006. The amendment is a result of the restatement of the Company’s condensed consolidated financial statements and related financial information for the quarterly periods ended June 30, 2006 and 2005.

The Company is restating its previously filed financial statements and other financial information for the above referenced periods to correct an error related to the Company’s derivative accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. This error and its effects are described in more detail in Note 2 to the Consolidated Condensed Financial Statements included in Item 1 - Financial Statements.

The Company is also filing an amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 to correct the error described above.

All of the information in this Form 10-Q/A is as of August 10, 2006, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 2 to the Consolidated Condensed Financial Statements appearing in this Form 10-Q/A. For more recent information, please see the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:

Part I, Item 1 - Financial Statements

Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 - Controls and Procedures

Part II, Item 6 - Exhibits

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

GOODMAN GLOBAL, INC.

Form 10-Q

For the Three and Six Months Ended June 30, 2006

Part I. Financial Information

Item 1. Financial Statements

Goodman Global, Inc.

Consolidated Condensed Balance Sheets

	June 30, 2006 (restated, see Note 2) (unaudited)	December 31, 2005
	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$7,317	$23,779
Restricted cash	2,600	2,600
Accounts receivable, net of allowance for doubtful accounts ($8.8 million in 2006; $7.8 million in 2005)	281,550	220,123
Inventories	377,255	303,295
Deferred tax assets	19,434	14,089
Other current assets	19,310	12,786

Total current assets	707,466	576,672

Property, plant, and equipment, net	163,317	160,549

Goodwill	391,287	391,287
Identifiable intangibles	412,004	416,437
Deferred tax assets	41,787	46,235
Deferred financing costs	25,319	30,357

Total assets	$1,741,180	$1,621,537

Liabilities and shareholders’ equity

Current liabilities:
Trade accounts payable	$167,817	$156,870
Accrued warranty	59,376	58,068
Other accrued expenses	86,933	105,341
Current portion of long-term debt	3,500	3,500

Total current liabilities	317,626	323,779

Long-term debt, less current portion	885,425	957,875
Revolving credit facility	61,800	—
Other long-term liabilities	5,941	6,498
Preferred stock, 9.5% Series A cumulative, par $.01, 250,000 authorized, 225,570 issued and outstanding as of December 31, 2005	—	225,570

Common stock, par value $.01, 275,000,000 shares authorized, 68,900,859 and 47,972,166 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	689	480
Accumulated other comprehensive income (loss)	(691)	2,088
Additional paid-in capital	461,796	108,073
Retained earnings (deficit)	8,594	(2,826)

Total shareholders’ equity	470,388	107,815

Total liabilities and shareholders’ equity	$1,741,180	$1,621,537

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Consolidated Condensed Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (restated, see Note 2)	2005	2006 (restated, see Note 2)	2005
	(unaudited, in thousands, except share and per share data)

Sales, net	$504,454	$421,134	$885,142	$717,441

Costs and expenses:
Cost of goods sold	388,038	324,930	682,674	592,830
Selling, general, and administrative expenses	64,682	42,077	110,341	79,534
Depreciation expense	5,781	4,301	11,017	8,545
Amortization expense	2,216	2,400	4,433	4,800

Operating profit	43,737	47,426	76,677	31,732
Interest expense, net	21,899	18,590	41,640	36,724
Other (income) expense, net	6,325	307	6,168	(387)

Earnings (losses) before taxes	15,513	29,143	28,869	(4,605)
Provision for (benefit from) income taxes	5,885	11,015	10,827	(1,773)

Net income (loss)	$9,628	$18,128	$18,042	$(2,832)

Less: Preferred stock dividends	730	5,544	6,622	10,889

Net income (loss) available to common shareholders	$8,898	$12,584	$11,420	$(13,721)

Net income (loss) per share:
Basic	$0.13	$0.26	$0.20	$(0.29)
Diluted	$0.13	$0.26	$0.19	$(0.29)

Average outstanding common shares:
Basic	68,897,155	47,931,770	58,434,673	47,891,349
Diluted	70,796,111	47,931,770	60,291,940	47,891,349

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Consolidated Condensed Statements of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Com- prehensive Income (Loss)	Total
	(unaudited, in thousands) (restated, see note 2)
Balance at December 31, 2005	$480	$108,073	$(2,826)	$2,088	$107,815

Net income	—	—	18,042	—	18,042
Foreign currency translation	—	—	—	836	836
Change in fair value of derivatives, net of tax	—	—	—	(3,615)	(3,615)

Comprehensive income	—	—	—	—	15,263
Issuance of stock	209	352,052	—	—	352,261
Accrued stock options	—	1,671	—	—	1,671
Preferred stock dividends	—	—	(6,622)	—	(6,622)

Balance at June 30, 2006	$689	$461,796	$8,594	$(691)	$470,388

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30, 2006	June 30, 2005
	(restated, see note 2)
	(unaudited, in thousands)
Operating activities
Net income	$18,042	$(2,832)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments to goodwill	—	(1,058)
Depreciation	11,017	8,545
Amortization	4,433	4,800
Deferred tax provision	(897)	(8,152)
Unrealized loss (gain) on derivatives	5,392	(2,000)
Loss (gain) on disposal of assets	87	(267)
Amortization of inventory step-up in basis	—	39,586
Amortization of deferred financing costs	5,038	2,722
Compensation expense relating to stock options	1,707	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(61,427)	(94,604)
Inventories	(73,960)	(59,744)
Other assets	(6,357)	1,464
Accounts payable and accrued expenses	15,188	86,036

Net cash used in operating activities	(81,737)	(25,504)

Investing activities
Purchases of property, plant, and equipment	(21,391)	(10,465)
Other assets and liabilities	—	31
Proceeds from sale of assets	13	3,567

Net cash used in investing activities	(21,378)	(6,867)

Financing activities
Repayments of long-term debt	(72,450)	(1,750)
Working capital adjustment	—	1,330
Proceeds from sale of common stock	—	1,210
Proceeds from initial public offering	354,491	—
Redemption of preferred stock and accrued dividends	(255,234)	—
Transaction costs	(1,954)	(304)
Net borrowings under revolving line facility	61,800	34,865

Net cash provided by financing activities	86,653	35,351

Net increase (decrease) in cash	(16,462)	2,980
Cash at beginning of period	23,779	3,856

Cash at end of period	$7,317	$6,836

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest	$37,231	$33,913

Income taxes	$31,804	$5,645

Non-cash item: Accrual for purchases of property, plant and equipment	$2,925	$—

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

2. Restatement

In connection with the close for the year ended December 31, 2006, the Company determined that some of its commodity derivatives did not qualify for hedge accounting and, therefore, should be marked to market through the statement of income instead of through accumulated other comprehensive income on the Company’s balance sheet. The Company’s previously issued financial statements for the three and six months ended June 30, 2006 have been restated to reflect the changes in the fair value of those derivatives in other (income) expense, net.

The following tables summarized the effect of the restatement adjustments on the financial statements as of and for the three and six months ended June 30, 2006 (in thousands, except for per share data).

	Three months ended June 30, 2006
	Previously Reported	Restated
Other (income) expense, net	$(292)	$6,325
Earnings (losses) before taxes	22,130	15,513
Provision for (benefit from) income taxes	8,188	5,885
Net income (loss)	13,942	9,628
Net income (loss) available to common shareholders	13,212	8,898
Basic net income per share	$0.19	$0.13
Diluted net income per share	$0.19	$0.13

	Six months ended June 30, 2006
	Previously Reported	Restated
Other (income) expense, net	$(449)	$6,168
Earnings (losses) before taxes	35,486	28,869
Provision for (benefit from) income taxes	13,130	10,827
Net income (loss)	22,356	18,042
Net income (loss) available to common shareholders	15,734	11,420
Basic net income per share	$0.27	$0.20
Diluted net income per share	$0.26	$0.19

	As of June 30, 2006
	Previously Reported	Restated
Inventories	$378,023	$377,255
Other current assets	17,007	19,310
Total current assets	705,931	707,466
Deferred tax assets, long term	43,863	41,787
Total assets	1,741,721	1,741,180
Accumulated other comprehensive income (loss)	(4,464)	(691)
Retained earnings	12,908	8,594
Total shareholders’ equity	470,929	470,388
Total liabilities and shareholders’ equity	$1,741,721	$1,741,180

	Six months ended June 30, 2006
	Previously Reported	Restated
Operating activities
Net income (loss)	$22,356	$18,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision	(2,973)	(897)
Unrealized loss (gain) on derivatives	—	5,392
Inventories	(74,728)	(73,960)
Other assets	(4,054)	(6,357)
Accounts payable and accrued expenses	$16,807	$15,188

3. Significant Balance Sheet Accounts

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

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials and parts	$34,473	$29,125
Finished goods	342,782	274,170

	$377,255	$303,295

Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Land	$12,162	$12,162
Buildings and improvements	55,627	55,465
Equipment	108,211	83,041
Construction-in-progress	15,740	27,335

	191,740	178,003
Less: Accumulated depreciation	(28,423)	(17,454)

	$163,317	$160,549

Identifiable Intangible Assets

Identifiable intangible assets as of June 30, 2006 consist of the following (in thousands):

	Gross	Accumulated Amortization & Impairment	Net
Intangible assets subject to amortization:
Customer relationships	$291,560	$11,113	$280,447
Technology	15,760	2,403	13,357
Contracts	11,033	11,033	—

Total intangible assets subject to amortization	318,353	24,549	293,804
Total indefinite-lived trade names	118,200	—	118,200

Total identifiable intangible assets	$436,553	$24,549	$412,004

Accrued Warranty

A rollforward of the liabilities for warranties consists of the following (in thousands):

	Six Months Ended June 30, 2006	Twelve Months Ended December 31, 2005
At the beginning of the period	$58,068	$59,479
Current-period accruals	18,623	32,503
Current-period uses	(17,315)	(33,914)

At the end of the period	$59,376	$58,068

Other Accrued Expenses

Other accrued expenses consist of the following significant items (in thousands):

	June 30, 2006	December 31, 2005
Accrued rebates	$25,835	$21,682
Accrued self insurance reserves	17,626	17,970
Dividends payable	—	23,040
Other	43,472	42,649

	$86,933	$105,341

4. Stock Compensation Plans

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

As a result of adopting SFAS No. 123(R), the Company recognized compensation expense of $1.1 million, ($0.7 million after tax) and $1.7 million ($1.1 million after tax), during the three month and six months ended June 30, 2006, respectively, which is included in selling, general and administrative expenses in the accompanying unaudited statement of income for the three and six months ended June 30, 2006. Included in compensation expense for the three and six months ended June 30, 2006 discussed above, is $0.7 million related to the 381,331 stock options that vested at the consummation of the Company’s initial public offering in April of 2006. The adoption had no net effect on the Company’s statement of cash flows for the period ended June 30, 2006. The effect on earnings per share on both a basic and fully diluted basis was ($0.01) and ($0.02) for the three and six months ended June 30, 2006, respectively.

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

As of June 30, 2006, the total compensation cost related to nonvested awards not yet recognized in the statement of income of the Company is $5.4 million. This amount will be recognized on a weighted average period of 2.7 years.

5. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$9,628	$18,128	$18,042	$(2,832)
Change in fair value of derivatives, net of tax	(4,097)	(842)	(3,615)	526
Foreign currency translation adjustment	842	(103)	836	(382)

Comprehensive income (loss)	$6,373	$17,183	$15,263	$(2,688)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Minimum Pension Liability	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
December 31, 2005	$(673)	$2,436	$325	$2,088

Net change through June 30, 2006	—	(3,615)	836	(2,779)

June 30, 2006	$(673)	$(1,179)	$1,161	$(691)

6. Earnings Per Share

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

The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator for earnings per share – net income (loss) available to common shareholders	$8,898	$12,584	$11,420	$(13,721)

Denominator for basic earnings per share	68,897,155	47,931,770	58,434,673	47,891,349
Effects of dilutive options	1,898,956	—	1,857,267	—

Diluted weighted average shares outstanding	70,796,111	47,931,770	60,291,940	47,891,349

7. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Senior floating rate notes	$179,300	$250,000
Senior subordinated notes	400,000	400,000
Term credit facility	309,625	311,375
Revolving credit facility	61,800	—
Current maturities	(3,500)	(3,500)

Total long-term debt, less current maturities	$947,225	$957,875

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

8. Derivative Instruments and Hedging Activities

During the first quarter of 2005, the Company entered into interest rate swaps with a notional amount of $250.0 million, which expire in 2007 and 2008, to manage variable rate exposure on the term credit facility. These interest rate derivative instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), allows changes in the fair market value of these hedged instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that received hedge accounting treatment. Any ineffectiveness, which generally arises from minor differences between the terms of the swap and terms of the underlying hedged debt, would be recorded in other (income) expense, net in the statement of income. Any such differences, for the three and six months ended June 30, 2005 and June 30, 2006 were immaterial.

During the second quarter of 2006, the Company entered into collars for a portion of its 2006 copper supply to substantially reduce the variability of its purchase price for these commodities. These collars, which expire on December 31, 2006, have a notional amount of $63.2 million and a fair value as a liability of $7.6 million. The impact of a 10% change in commodity prices would not have a material effect on the statement of operations. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. The ineffectiveness for the three and six months ended June 30, 2006 was a $0.4 million loss.

Also during the second quarter of 2006, the Company entered into collars for a portion of its 2006 aluminum supply to substantially reduce the variability of its purchase price for this commodity. These collars expire on December 31, 2006 and have a notional amount of $38.9 million. These collars did not qualify for hedge accounting under SFAS 133 and, therefore, changes in its fair market value totaling $6.5 million loss were recorded in other (income) expense, net in the statement of income during the three and six months ended June 30, 2006.

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

At June 30, 2006, the fair market value of our derivatives was recorded as a liability of $8.1 million. Included in stockholders’ equity, is a loss of $1.9 million, net of tax, which is expected to be reclassified into earnings within the next twelve months.

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

During the second quarter of 2006, we entered into collars for a portion of our 2006 copper usage to reduce the variability of our purchase price for these commodities. These collars, which expire on December 31, 2006, have a notional amount of $63.2 million. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. We have assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. The ineffectiveness for the three and six months ended June 30, 2006 was a $0.4 million loss.

Also during the second quarter of 2006, the Company entered into collars for a portion of its 2006 aluminum supply to substantially reduce the variability of its purchase price for this commodity. These collars expire on December 31, 2006 and have a notional amount of $38.9 million. These collars did not qualify for hedge accounting under SFAS 133 and, therefore, changes in its fair market value totaling $6.5 million loss were recorded in other (income) expense, net in the statement of income during the three and six months ended June 30, 2006.

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

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of operations data for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Consolidated statement of operation data:
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.9%	77.2%	77.1%	82.6%
Selling, general and administrative expenses	12.8%	10.0%	12.5%	11.1%
Depreciation and amortization	1.6%	1.6%	1.7%	1.9%

Operating profit	8.7%	11.2%	8.7%	4.4%
Interest expense, net	4.3%	4.4%	4.7%	5.1%
Other income	1.3%	(0.1)%	0.7%	(0.1)%

Earnings (losses) before taxes	3.1%	6.9%	3.3%	(0.6)%
Provision for (benefit from) income taxes	1.2%	2.6%	1.2%	(0.2)%

Net income (loss)	1.9%	4.3%	2.0%	(0.4)%

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

Other (income) expense, net. Other (income) expense for the three months ended June 30, 2006, was $6.3 million, a net change of $6.6 million from $(0.3) million reported for the three months ended June 30, 2005. This increase in other expense primarily represents the change in fair value of some of our commodity derivatives that did not qualify for hedge accounting treatment.

Provision for income taxes. The income tax provision for the three months ended June 30, 2006, was $5.9 million, a decrease of $5.1 million compared to an income tax provision of $11.0 million for the three months ended June 30, 2005. The effective tax rate for the three months ended June 30, 2006 and June 30, 2005, was 37.0% and 38.5%, respectively. The effective tax rate was lower as a result of recent tax legislation permitting deductions for certain domestic production activities.

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

Other (income) expense, net. Other (income) expense for the six months ended June 30, 2006, was $6.2 million, a net change of $6.6 million from $(0.4) million reported for the six months ended June 30, 2005. This increase in other expense primarily represents the change in fair value of some of our commodity derivatives that did not qualify for hedge accounting treatment.

Provision for (benefit from) income taxes. The income tax provision for the six months ended June 30, 2006, was $10.8 million, an increase of $12.6 million compared to an income tax benefit of $1.8 million for the six months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 and June 30, 2005, was 37.0% and 38.5%, respectively. The effective tax rate was lower as a result of recent tax legislation allowing deductions for certain domestic production activities.

Liquidity, Capital Resources and Off-balance Sheet Arrangements

As of June 30, 2006, we had cash and cash equivalents of $7.3 million and working capital of $383.4 million, excluding current maturities of long-term debt of $3.5 million, and the ability to borrow $77.8 million under our revolving credit facility. We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs over the next 12 to 24 months. Our future liquidity requirements will be for working capital, capital expenditures and general corporate purposes.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 in connection with the filing of the original Form 10-Q on August 10, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

Subsequent to the evaluation made in connection with the filing of the original Form 10-Q and in connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 2 to our Consolidated Condensed Financial Statements and the filing of this Form 10-Q/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective solely as a result of the restatement.

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

As previously reported, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Goodman Global, Inc.

Date: April 5, 2007	/s/ Lawrence M. Blackburn
Lawrence M. Blackburn
Executive Vice President and
Chief Financial Officer