Form 10-Q
period 2007-03-31
Goodman Global Inc
filed 2007-05-10
CIK 1314655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-32850

GOODMAN GLOBAL, INC.

(Exact name of registrant as specified in our charter)

Delaware	20-1932219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 North Loop West, Suite 400 Houston, Texas	77092
(Address of principal executive offices)	(Zip Code)

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of May 8, 2007, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 68,908,878.

GOODMAN GLOBAL, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2007

Part I. Financial Information

Item 1. Financial Statements

Goodman Global, Inc.

Consolidated Condensed Balance Sheets

	March 31, 2007 (unaudited)	December 31, 2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$8,110	$11,569
Restricted cash	2,600	2,600
Accounts receivable, net of allowance for doubtful accounts ($6.1 million at March 31, 2007 and $7.3 million at December 31, 2006)	232,584	200,086
Inventories	349,108	346,059
Deferred tax assets	20,718	18,199
Other current assets	19,444	25,976

Total current assets	632,564	604,489
Property, plant, and equipment, net	167,299	172,246
Goodwill	391,287	391,287
Identifiable intangibles	405,356	407,572
Deferred tax assets	46,298	26,133
Deferred financing costs	21,137	22,244

Total assets	$1,663,941	$1,623,971

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$139,272	$121,689
Accrued warranty	41,490	41,773
Other accrued expenses	75,226	80,347
Current portion of long-term debt	3,500	3,500

Total current liabilities	259,488	247,309
Long-term debt, less current portion	833,675	834,550
Revolving credit facility	—	—
Other long-term liabilities	44,317	21,027
Common stock, par value $.01, 275,000,000 shares authorized, 68,908,878 issued and outstanding as of March 31, 2007 and 68,903,222 issued and outstanding as of December 31, 2006	689	689
Accumulated other comprehensive income	4,320	3,087
Additional paid-in capital	463,176	462,590
Retained earnings	58,276	54,719

Total shareholders’ equity	526,461	521,085

Total liabilities and shareholders’ equity	$1,663,941	$1,623,971

Goodman Global, Inc.

Consolidated Condensed Statements of Income

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited, in thousands, except share and per share data)
Sales, net	$380,274	$380,688
Costs and expenses:
Cost of goods sold	303,262	294,636
Selling, general, and administrative expenses	45,926	45,659
Depreciation expense	6,095	5,236
Amortization expense	2,216	2,217

Operating profit	22,775	32,940
Interest expense, net	16,907	19,741
Other income, net	(1,127)	(157)

Earnings before taxes	6,995	13,356
Provision for income taxes	2,364	4,942

Net income	$4,631	$8,414

Less: Preferred stock dividends	—	5,892

Net income available to common shareholders	$4,631	$2,522

Net income per share:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05

Average outstanding common shares:
Basic	68,907,026	47,972,190
Diluted	70,703,098	49,624,273

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited, in thousands)
Operating activities
Net income	$4,631	$8,414
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,095	5,235
Amortization	2,216	2,217
Allowance for bad debt increase (decrease)	(1,147)	633
Deferred tax provision	213	(643)
Gain on disposal of assets	(717)	(13)
Amortization of deferred financing costs	1,107	1,551
Compensation expense relating to stock options	483	632
Changes in operating assets and liabilities:
Accounts receivable	(31,351)	869
Inventories	(3,049)	(66,000)
Other assets	(670)	409
Accounts payable and accrued expenses	24,614	7,730

Net cash provided by (used in) operating activities	$2,425	$(38,966)

Investing activities
Purchases of property, plant, and equipment	(10,282)	(11,709)
Other assets and liabilities	—	221
Proceeds from sale of assets	5,273	13

Net cash used in investing activities	$(5,009)	$(11,475)

Financing activities
Repayments of long-term debt	(875)	(875)
Net borrowing (payments) under revolving line facility	—	34,000

Net cash provided by (used in) financing activities	$(875)	$33,125

Net decrease in cash	(3,459)	(17,316)
Cash at beginning of period	11,569	23,779

Cash at end of period	$8,110	$6,463

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest	$3,912	$9,711

Income taxes	$1,279	$9,551

Non-cash item: Accrual for purchases of property, plant and equipment	$326	$5,912

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Notes to Consolidated Condensed Financial Statements

Three Months Ended March 31, 2007

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Goodman Global, Inc. (the Company), which owns all of the issued and outstanding stock of Goodman Global Holdings, Inc., a Delaware corporation, have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for a full year. Although there is demand for the Company’s products throughout the year, in each of the past three years approximately 56% to 58% of total sales occurred in the second and third quarters of the fiscal year. The Company’s peak production occurs in the first and the second quarters in anticipation of peak sales quarters.

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements thereto for the year ended December 31, 2006.

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

The prior year financial statements give retroactive effect to a 7.580345-for-1 stock split of the Company’s common stock that was effective April 4, 2006.

2. Significant Accounting Policies and Balance Sheet Accounts

Restricted Cash and Cash Equivalents

Cash equivalents represent short-term investments with an original maturity of three months or less. At March 31, 2007 and December 31, 2006, the restricted cash pertains to the Company’s extended warranty program.

Inventories

Inventory costs include material, labor, depreciation, logistics, and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials and parts	$43,171	$43,286
Finished goods	305,937	302,773

Total inventories	$349,108	$346,059

A rollforward of the inventory reserves consists of the following (in thousands):
	Three Months Ended March 31, 2007	Twelve Months Ended December 31, 2006
At the beginning of the period	$4,568	$1,785
Current-period accruals	1,344	7,680
Current-period uses	(1,587)	(4,897)

At the end of the period	$4,325	$4,568

Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Land	$11,070	$12,162
Buildings and improvements	54,026	55,891
Equipment	134,426	131,206
Construction-in-progress	14,548	14,005

	214,070	213,264
Less: Accumulated depreciation	(46,771)	(41,018)

Total property, plant and equipment	$167,299	$172,246

During the first quarter of 2007, the Company sold a building and associated land used in our Company-operated distribution network for proceeds of $5.1 million and a recognized gain of $0.6 million. At the time of the sale, the Company entered into a lease for portion of the property.

Identifiable Intangible Assets

Identifiable intangible assets as of March 31, 2007 consist of the following (in thousands):

	Gross	Accumulated Amortization & Impairment	Net
Intangible assets subject to amortization:
Customer relationships	$291,560	$(16,580)	$274,980
Technology	15,760	(3,584)	12,176
Contracts	11,033	(11,033)	—

Total intangible assets subject to amortization	318,353	(31,197)	287,156
Total indefinite-lived trade names	118,200	—	118,200

Total identifiable intangible assets	$436,553	$(31,197)	$405,356

Accrued Warranty

A rollforward of the liabilities for warranties consists of the following (in thousands):

	Three Months Ended March 31, 2007	Twelve Months Ended December 31, 2006
At the beginning of the period	$41,773	$37,685
Current-period accruals	7,491	35,192
Current-period uses	(7,774)	(31,104)

At the end of the period	$41,490	$41,773

Other Accrued Expenses

Other accrued expenses consist of the following significant items (in thousands):
	March 31, 2007	December 31, 2006
Accrued rebates	$16,721	$27,060
Accrued self insurance reserves	15,199	15,753
Interest	15,717	3,928
Other	27,589	33,606

Total accrued expenses	$75,226	$80,347

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of the standard and has not yet determined the impact on our consolidated financial statements.

3. Stock Compensation Plans

Consistent with December 31, 2006, the Company has 4,605,138 options outstanding of which 979,280 are exercisable as of March 31, 2007 under its 2004 Stock Option Plan and its 2006 Incentive Award Plan.

The Company recognized compensation expense of $0.5 million, ($0.3 million after tax) and $0.6 million, ($0.4 million after tax), during the three month period ended March 31, 2007 and 2006, respectively. These amounts are included in selling, general and administrative expenses in the accompanying statement of income for the period ended March 31, 2007 and 2006. The effect on earnings per share on both a basic and fully diluted basis is not significant for the three month period ended March 31, 2007 and 2006.

As of March 31, 2007, the total compensation cost related to non-vested awards not yet recognized in the statement of income is $3.9 million. This amount will be recognized on a weighted average period of 1.9 years.

4. Comprehensive Income

Other comprehensive income consists of the following (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net income	$4,631	$8,414
Change in fair value of derivatives, net of tax	1,128	482
Foreign currency translation adjustment	105	(6)

Other comprehensive income	$5,864	$8,890

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Defined Benefit Plans	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
December 31, 2006	$(1,132)	$3,097	$1,122	$3,087
Net change through March 31, 2007		1,128	105	1,233

Accumulated other comprehensive income (loss)	$(1,132)	$4,225	$1,227	$4,320

5. Earnings Per Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding. The average number of outstanding common shares used in computing diluted earnings per share was equal to the average number of outstanding common shares used in computing basic earnings per share plus any incremental shares, primarily from the assumed exercise of stock options issued under the Company’s stock option plans that were dilutive for the year.

The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except for share data):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Numerator for earnings per share – net income available to common shareholders	$4,631	$2,522
Denominator for basic earnings per share – average basic common shares outstanding	68,907,026	47,972,190
Effects of diluted securities attributable to stock options	1,796,072	1,652,083

Diluted weighted average common shares outstanding	70,703,098	49,624,273

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Senior Floating Rate Notes	$179,300	$179,300
Senior Subordinated Notes	400,000	400,000
Term credit facility	257,875	258,750
Revolving credit facility	—	—
Current maturities	(3,500)	(3,500)

Total long-term debt (including revolving credit facility), less current maturities	$833,675	$834,550

The Company had unused revolving credit under the revolving credit facility of $ 141.7 million at March 31, 2007. Outstanding commercial and standby letters of credit issued under the credit facility totaled $33.3 million as of March 31, 2007.

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

7. Derivatives

During the first quarter of 2005, the Company entered into interest rate swaps with notional amounts of $250.0 million, which expire in 2007 and 2008, to manage variable rate exposure on the floating rate debt. During the first quarter of 2007, the interest rate swap with a notional amount of $150.0 million matured based on its terms. The remaining swap has a fair market value receivable of $1.4 million as of March 31, 2007. These interest rate derivative instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, allows changes in the fair market value of these hedged instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that received hedge accounting treatment. Any ineffectiveness, which generally arises from minor differences between the terms of the swap and terms of the underlying hedged debt, would be recorded in other income, net in the statement of income. Any such differences for the three months ended March 31, 2007 and 2006 were immaterial.

During the third quarter of 2006 and the first quarter of 2007, the Company entered into swaps for a portion of its 2007 aluminum supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by December 31, 2007, have a notional amount of $34.9 million and a fair market value receivable of $2.0 million as of March 31, 2007. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. The ineffectiveness for the period ended March 31, 2007 was a $0.2 million gain.

During the fourth quarter of 2006 and the first quarter of 2007, the Company entered into swaps for a portion of its 2007 copper supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by December 31, 2007, have a notional amount of $66.0 million and a fair market value receivable of $3.4 million as of March 31, 2007. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other income, net in the statement of income. Any such differences, for the period ended March 31, 2007 were immaterial.

8. Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized an adjustment in the liability for unrecognized income tax benefits of $1.0 million which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. In addition, at January 1, 2007 we reclassified $18.2 million from deferred taxes to other long-term liabilities. At March 31, 2007 we have $21.8 million of unrecognized tax benefits, of which $1.2 million would impact the effective tax rate at recognition.

We recognize interest and penalties related to uncertain tax positions in income tax expense. There is no material impact on our tax expense for the period. As of March 31, 2007, we have approximately $1.3 million of accrued interest related to uncertain tax positions.

The tax years 2004, 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject. One of our subsidiaries is currently under audit by the Internal Revenue Service for the nine day period ended December 31, 2004.

The effective tax rate for the three months ended March 31, 2007 and March 31, 2006 was 33.8% and 37.0%, respectively. The effective tax rate was lower primarily as a result of recent federal legislative changes that permitted the Company to take a deduction for qualified domestic production activity income.

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Tax provision at the statutory rate of 35%	$2,448	$4,675

Add (deduct):
State income tax	273	267
Domestic production activities deduction	(124)	—
Interest related to uncertain tax positions	122	—
Other permanent differences	(147)	—
Prior year permanent differences	(208)	—

	$2,364	$4,942

9. Employee Benefit Plans

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

The Company did not make any contributions to the plan during the first quarter of 2007. The Company will make contributions to the plan during 2007 of approximately $2.9 million beginning in the second quarter of 2007.

The components of net periodic benefit cost recognized during interim periods are as follows (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Service cost	$202	$186
Interest cost	436	410
Expected return on plan assets	(535)	(460)
Amortization of prior service cost	20	20

Net periodic benefit cost	$123	$156

10. Contingent Liabilities

In October 2003, the Consumer Product Safety Commission staff issued a preliminary determination that a discontinued design of certain Package Terminal Air Conditioner/Heat Pump (PTAC) units manufactured by one of the Company’s subsidiaries presents a substantial product hazard under the Consumer Product Safety Act, requiring corrective action. In September of 2004, the Company implemented a voluntary corrective action plan (CAP) under which the Company will provide a new thermal limit switch to commercial/institutional PTAC owners. Installation of such switch will be at the commercial/institutional owners’ expense, except in special and limited circumstance (e.g., financial hardship, etc.). Under the CAP, the Company agreed to pay the cost of installing the replacement switch for any individual homeowner having a PTAC unit in their residence. The Company has established a reserve that it believes to be adequate with respect to this matter based on current evaluations and its experience in these types of matters. Nevertheless, future developments could require material changes in the recorded reserve amount.

The costs required to recall or rework any defective products could be material, which may have a material adverse effect on our business. In addition, our reputation for safety and quality is essential to maintaining our market share. Any recalls or rework may adversely affect our reputation as a manufacturer of quality, safe products and could have a material adverse effect on our results of operation.

In December 2001, over 70 Hispanic workers filed suit against certain subsidiaries of the Company in the U.S. District Court for the Southern District of Texas alleging employment discrimination, retaliation, and violations of the Fair Labor Standards Act. The Equal Employment Opportunity Commission has since intervened in the lawsuit on the plaintiffs’ behalf. The Company’s insurer agreed to defend the Company against these allegations and indemnify the Company for any pecuniary losses incurred. In January 2007, the parties entered into agreements which resolved the claims alleged in the lawsuit. The settlement did not have a material adverse effect on the Company’s business. The settlement resolved the litigation and resulted in a dismissal of the lawsuit and a release of all claims alleged.

As part of the equity contribution associated with the sale of the Amana Appliance business in July 2001, the Company agreed to indemnify Maytag for certain product liability, product warranty and environmental claims. In light of these potential liabilities, the Company purchased insurance that the Company expects will shield it from incurring material costs for such potential claims.

Pursuant to a March 15, 2001 Consent Order with the Florida Department of Environmental Protection, (FDEP), Pioneer Metals Inc., our subsidiary (Pioneer), is continuing to investigate and pursue, under FDEP oversight, the delineation of groundwater contamination at and around the Pioneer facility in Fort Pierce, Florida. Remediation has not begun. The contamination was discovered through environmental assessments conducted in connection with a Company subsidiary’s acquisition of the Fort Pierce facility in 2000, and was reported to FDEP, giving rise to the Consent Order.

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

Based on analyses of currently available information it is probable that costs associated with the site will be $1.0 million. Therefore, we have reserved approximately $1.0 million as of March 31, 2007, although it is possible, based on current estimates that costs could exceed this amount by up to approximately $2.8 million. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contain forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; the realization of expected tax benefits; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described in our Annual Report on Form 10-K, as filed on March 30, 2007, section labeled, “Risk Factors.”

Overview

We participate in the heating, ventilation and air conditioning, or HVAC, industry. We are the second largest domestic manufacturer of residential and light commercial heating and air conditioning products based on unit sales. Founded in 1975 as a manufacturer of flexible duct, we expanded into the broader HVAC manufacturing market in 1982. Since then, we have continually expanded our product offerings and maintained our core competency of manufacturing quality products at low costs. Our growth and success can be attributed to our strategy of providing a quality, competitively priced product that is designed to be reliable and easy-to-install.

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

Markets and Sales Channels

We manufacture and market an extensive line of heating, ventilation and air conditioning products for the residential and light commercial markets in the United States and Canada. These products include split-system air conditioners and heat pumps, gas furnaces, package units, air handlers, package terminal air conditioners, evaporator coils, flexible duct and accessories. Essentially all of our products are manufactured and assembled at facilities in Texas, Tennessee, Florida and Arizona and are distributed through approximately 800 distribution points across North America.

Our products are manufactured and marketed primarily under the Goodman®, Amana® and Quietflex® brand names. We position Goodman as a leading residential and light commercial HVAC brand in North America and as the preferred brand for high-quality HVAC equipment at low prices. Our premium Amana branded products include enhanced features such as higher efficiency and quieter operation. The Amana brand is positioned as the “great American brand” that outlasts the rest, highlighting durability and long-life. Quietflex branded products include flexible duct products that are used primarily in residential HVAC markets.

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

Costs

The principal elements of cost of goods sold in our manufacturing operations are component parts, raw materials, factory overhead, labor, transportation costs and warranty. The principal component parts, which, depending on the product, can approach up to 40% of our cost of goods sold, are compressors and motors. We have long-standing relationships with high-quality component suppliers. The principal raw materials used in our processes are steel, copper and aluminum. In total, we spent over $357.0 million in 2006 on these raw materials and their cost variability can have a material impact on our results of operations. Shipping and handling costs associated with sales are recorded at the time of the sale. Warranty expense, which is also recorded at the time of sale, is estimated based on historical trends such as incident rates, replacement costs and other factors.

Commodity costs have continued to increase. To address these increases, we increased prices in the second and fourth quarters of 2006 with respect to certain of our products. We believe our price increases will allow us to recapture lost profit margin. A continued high level of commodity prices or a further increase in commodity prices could have a material adverse effect on our results of operations. There can be no assurance that our price increases will not affect demand for our products.

During the third quarter of 2006 and the first quarter of 2007, the Company entered into swaps for a portion of its 2007 aluminum supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by December 31, 2007, have a notional amount of $34.9 million and a fair market value receivable of $2.0 million as of March 31, 2007. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. The ineffectiveness for the period ended March 31, 2007 was a $0.2 million gain.

During the fourth quarter of 2006 and the first quarter of 2007, the Company entered into swaps for a portion of its 2007 copper supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by December 31, 2007, have a notional amount of $66.0 million and a fair market value receivable of $3.4 million as of March 31, 2007. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other income, net in the statement of income. Any such differences, for the period ended March 31, 2007 were immaterial.

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

Depreciation expense is primarily impacted by capital expenditure levels. Equipment is depreciated on a straight line method over the assets’ remaining useful lives. Under the rules of purchase accounting, we have adjusted the value of our assets and liabilities to their respective estimated fair values, to the extent of the new investors’ ownership in connection with the Acquisition, with any excess of the purchase price over the fair market value of the net assets acquired allocated to goodwill. As a result of these adjustments to our asset basis, our depreciation and amortization expenses increased.

Interest expense, net consists of interest expense, net of interest income and gains or losses on the related interest rate derivative instruments. In addition, interest expense includes the amortization of the financing costs associated with the Acquisition.

Other income (expense), net consists of gains and losses on the disposals of assets, any ineffectiveness related to derivative instruments and miscellaneous income or expense.

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

At March 31, 2007, we had a valuation allowance of $3.4 million against certain net operating loss carryforwards. We believe that the remaining deferred tax assets at March 31, 2007, amounting to $67.0 million, are realizable through carrybacks, future reversals of existing taxable temporary differences, and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income. These factors have been considered in determining the valuation allowances.

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

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates that affect reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Many of the estimates require us to make significant judgments and assumptions. Actual results could differ from our estimates and could have a significant impact on our consolidated results of operations, financial position and cash flows. We have discussed our most significant estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. As noted below under the heading “Recent Accounting Pronouncements”, we adopted FIN 48 effective January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results. Other than the adoption of FIN 48, our critical accounting policies and estimates and the methodologies and assumptions we apply under them have not materially changed since the date of our December 31, 2006 Annual Report on Form 10-K.

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of operations data for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Consolidated statement of operation data:
Sales, net	100.0%	100.0%
Cost of goods sold	79.7%	77.4%
Selling, general and administrative expenses	12.1%	12.0%
Depreciation and amortization	2.2%	2.0%

Operating profit	6.0%	8.6%
Interest expense, net	4.4%	5.2%
Other income, net	(0.3)%	(0.1)%

Earnings before taxes	1.8%	3.5%
Provision for income taxes	0.6%	1.3%

Net income	1.2%	2.2%

Three Months Ended March 31, 2007 Compared to March 31, 2006

Sales, net. Net sales for the three months ended March 31, 2007, were $380.3 million, a $0.4 million decrease from $380.7 million for the three months ended March 31, 2006. Sales volume for the three months ended March 31, 2007 was 14% lower than the same period in the previous year, primarily as a result of the decline in the residential new construction market and the early mild weather conditions. This decrease was partially offset by the contributions from new Company-operated distribution centers that were opened in 2006 and 2005, 10 and 17, respectively, and the maturing of the 22 Company-operated distribution centers opened in 2004. In addition, we benefited from sales and promotional efforts initiated prior to and in the first quarter. The remainder of the decrease in volume was almost entirely offset by pricing-related gains, due to the shift to a higher proportion of higher-priced 13-and higher-SEER product and the benefit of our April 1 and October 1, 2006 price increases.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2007, was $303.3 million, a $8.6 million, or 2.9%, increase from $294.6 million for the three months ended March 31, 2006. This increase resulted from higher commodity costs related primarily to copper and aluminum. Cost of goods sold as a percentage of net sales increased from 77.4% for the three months ended March 31, 2006 to 79.7% for the three months ended March 31, 2007. This increase in cost of goods sold as a percentage of net sales was attributable to higher commodity costs and the fixed nature of some of our manufacturing costs partially offset by the two price increases implemented in 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2007, were $45.9 million, a $0.2 million, or 0.6%, increase from $45.7 million for the three months ended March 31, 2006. As a percentage of net sales, selling, general and administrative expenses were 12.1% and 12.0% for the three months ended March 31, 2007 and March 31, 2006, respectively. Selling, general and administrative expenses for the three months ended March 31, 2006 included monitoring fees associated with the management consulting agreement entered into with Apollo in connection with the Acquisition. This arrangement terminated in April of 2006 as a result of our initial public offering. Excluding these fees, the three months ended March 31, 2006 had selling, general and administrative fees as a percentage of net sales of 11.8%. Our costs during the three months ended March 31, 2007 reflected costs associated with the net addition of 5 new Company-operated distribution locations, additional Company-operated sales personnel and additional expenses as a result of operating as a public company.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2007, was $8.3 million, a $0.9 million, or 11.5% increase from $7.5 million for the three months ended March 31, 2006. The increase was primarily due to higher depreciation expense related to capital expenditures associated with the transition to the federally mandated 13 SEER minimum efficiency requirements and capacity expansion at our production facilities.

Operating profit. Operating profit for the three months ended March 31, 2007, was $22.8 million, a $10.2 million, or 30.9%, decrease from the operating profit of $32.9 million reported for the three months ended March 31, 2006. Operating profit for the three months ended March 31, 2007 was negatively impacted by higher commodity costs, partially offset by the benefit of our two price increases.

Interest expense, net. Interest expense for the three months ended March 31, 2007, was $16.9 million, a decrease of $2.8 million from $19.7 million reported for the three months ended March 31, 2006. Interest expense decreased due to the decrease in the amount of debt outstanding, offset by higher interest rates. The outstanding long-term debt balance as of March 31, 2007 was $837.5 million compared to $960.5 as of March 31, 2006.

Other income. Other income for the three months ended March 31, 2007 was $1.1 million, an increase of $0.9 million from $0.2 million reported for the three months ended March 31, 2006. This increase was mainly the result of a $0.6 million gain on the sale of a building and associated land used in our Company-operated distribution network.

Provision for income taxes. The income tax provision for the three months ended March 31, 2007, was $2.4 million, a decrease of $2.6 million compared to $4.9 million for the three months ended March 31, 2006. The decrease in the provision for income taxes was due to the decreased pre-tax income generated in the first quarter of 2007 and the benefit of the domestic production activities deduction in 2007. The effective tax rate for the three months ended March 31, 2007 and March 31, 2006, was 33.8% and 37.0%, respectively.

Liquidity, Capital Resources and Off-balance Sheet Arrangements

As of March 31, 2007, we had cash and cash equivalents of $8.1 million and working capital of $371.5 million, excluding current maturities of long-term debt of $3.5 million, and the ability to borrow $141.7 million under our revolving credit facility. We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs over the next 12 to 24 months. Our future liquidity requirements will be for working capital, capital expenditures and general corporate purposes.

Operating activities. For the three months ended March 31, 2007, we provided $2.4 million of cash from operations compared to $39.0 million of cash used in operations for the three months ended March 31, 2006. Cash from operations for the three months ended March 31, 2007 was impacted by lower net income and higher accounts receivable as a result of the timing of our sales in the quarter compared to the prior year, offset by increases in accounts payable and accrued expenses. Cash from operations for the three months ended March 31, 2006 was negatively impacted by higher inventory as a result of the industry shift to 13 SEER minimum efficiency products, offset by higher net income and increases in accounts payable and accrued expenses.

Investing activities. For the three months ended March 31, 2007, cash used in investing activities was $5.0 million compared to $11.5 million for the three months ended March 31, 2006. This usage was primarily due to capital expenditures of $10.3 million and $11.7 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, these capital expenditures were offset by the proceeds of $5.3 million from the sale of a building and associated land used in our Company-operated distribution network.

Financing activities. For the three months ended March 31, 2007, we used $0.9 million from financing activities compared to $33.1 million provided by financing activities for the three months ended March 31, 2006. Financing activities for the three months ended March 31, 2007 included the payment of long-term debt of $0.9 million. Financing activities for the three months ended March 31, 2006 included $34.0 million borrowed under the revolving credit facility offset by the payment of long-term debt of $0.9 million. Amounts borrowed under the revolving credit facility during the three months ended March 31, 2006, were used to meet our increased working capital needs resulting from increased production in anticipation of our peak-cooling season and higher costs of inventory due to the 13 SEER minimum efficiency shift.

Recent Accounting Pronouncements

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes or FIN 48 an interpretation of FASB Statement No. 109 or SFAS 109, on January 1, 2007. As a result of the implementation of FIN 48, we recognized an adjustment in the liability for unrecognized income tax benefits of $1.0 million which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. In addition, we reclassified $16.7 million from deferred taxes to other long-term liabilities. At March 31, 2007 we have $21.8 million of unrecognized tax benefits. Subject to future interpretations, we believe our unrecognized tax benefits will increase in future periods.

We recognize interest and penalties related to uncertain tax positions in income tax expense. There is no material impact on our effective tax rate for the period. As of March 31, 2007, we have approximately $1.3 million of accrued interest related to uncertain tax positions.

The tax years 2004, 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject. One of our subsidiaries is currently under audit by the Internal Revenue Service for the nine day period ended December 31, 2004.

In September 2006, the FASB issued Statement No. 157, or SFAS 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of the standard and have not yet determined the impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of 2007, one of our interest rate swap instruments with a notional amount of $150.0 million matured based on its terms.

During the third quarter of 2006 and the first quarter of 2007, the Company entered into swaps for a portion of its 2007 aluminum supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by December 31, 2007, have a notional amount of $34.9 million and a fair market value receivable of $2.0 million as of March 31, 2007. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. The ineffectiveness for the period ended March 31, 2007 was a $0.2 million gain.

During the fourth quarter of 2006 and the first quarter of 2007, the Company entered into swaps for a portion of its 2007 copper supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by December 31, 2007, have a notional amount of $66.0 million and a fair market value receivable of $3.4 million as of March 31, 2007. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other income, net in the statement of income. Any such differences, for the period ended March 31, 2007 were immaterial.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

In our Form 10-K filed on March 30, 2007 it was disclosed that our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006 solely as a result of our 2006 commodity derivatives that did not qualify for hedge accounting. As a result, some of the 2006 quarters were restated to reflect the changes in fair value of those derivatives in other (income) expense, net. Subsequent to the filing of our Form 10-K, the Company has implemented additional controls related to our derivative contracts in order to increase the effectiveness of the disclosure controls and procedures related to derivatives.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material developments in the quarterly period ending March 31, 2007 to the proceedings described in our Form 10-K, as filed on March 30, 2007. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for the discussion on legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the disclosure related to risk factors made in our Form 10-K, as filed on March 30, 2007.

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

GOODMAN GLOBAL, INC.

Date: May 10, 2007	/s/ Lawrence M. Blackburn
Lawrence M. Blackburn Executive Vice President and Chief Financial Officer