Form 10-Q
period 2007-06-30
Goodman Global Inc
filed 2007-08-08
CIK 1314655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-32850

GOODMAN GLOBAL, INC.

(Exact name of registrant as specified in our charter)

Delaware	20-1932219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 San Felipe, Suite 500 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

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

As of August 6, 2007, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 68,929,493.

GOODMAN GLOBAL, INC.

Form 10-Q

For the Three and Six Months Ended June 30, 2007

Part I. Financial Information

Item 1.	Financial Statements

Goodman Global, Inc.

Consolidated Condensed Balance Sheets

	June 30, 2007 (unaudited)	December 31, 2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$39,824	$11,569
Restricted cash	2,600	2,600
Accounts receivable, net of allowance for doubtful accounts ($7.3 million at June 30, 2007 and $7.3 million at December 31, 2006)	316,916	200,086
Inventories	337,894	346,059
Deferred tax assets	22,746	18,199
Other current assets	18,405	25,976

Total current assets	738,385	604,489
Property, plant, and equipment, net	168,751	172,246
Goodwill	391,287	391,287
Identifiable intangibles	403,140	407,572
Deferred tax assets	40,769	26,133
Deferred financing costs	20,088	22,244

Total assets	$1,762,420	$1,623,971

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$179,405	$121,689
Accrued warranty	42,006	41,773
Other accrued expenses	88,934	80,347
Current portion of long-term debt	3,500	3,500

Total current liabilities	313,845	247,309
Long-term debt, less current portion	832,800	834,550
Revolving credit facility	—	—
Other long-term liabilities	46,599	21,027
Common stock, par value $0.01, 275,000,000 shares authorized, 68,925,797 and 68,903,222 issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	689	689
Accumulated other comprehensive income	7,208	3,087
Additional paid-in capital	464,032	462,590
Retained earnings	97,247	54,719
Total shareholders’ equity	569,176	521,085

Total liabilities and shareholders’ equity	$1,762,420	$1,623,971

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Consolidated Condensed Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited, in thousands, except share and per share data)
Sales, net	$563,722	$504,454	$943,996	$885,142

Costs and expenses:
Cost of goods sold	421,578	388,038	724,840	682,674
Selling, general, and administrative expenses	55,152	64,682	101,078	110,341
Depreciation expense	6,196	5,781	12,291	11,017
Amortization expense	2,216	2,216	4,432	4,433

Operating profit	78,580	43,737	101,355	76,677
Interest expense, net	16,986	21,899	33,893	41,640
Other (income) expense, net	(503)	6,325	(1,630)	6,168

Earnings before taxes	62,097	15,513	69,092	28,869
Provision for income taxes	23,126	5,885	25,490	10,827

Net income	$38,971	$9,628	$43,602	$18,042

Less: Preferred stock dividends	—	730	—	6,622

Net income available to common shareholders	$38,971	$8,898	$43,602	$11,420

Net income per share:
Basic	$0.57	$0.13	$0.63	$0.20
Diluted	$0.55	$0.13	$0.62	$0.19

Average outstanding common shares:
Basic	68,915,965	68,897,155	68,911,496	58,434,673
Diluted	70,838,237	70,796,111	70,773,617	60,291,940

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(unaudited, in thousands)
Balance at December 31, 2006	$689	$462,590	$54,719	$3,087	$521,085
Net income	—	—	43,602	—	43,602
Foreign currency translation	—	—	—	1,232	1,232
Change in fair value of derivatives, net of tax	—	—	—	2,889	2,889

Comprehensive income					47,723
Issuance of stock	—	180	—	—	180
Stock –based compensation, net of tax	—	1,262	—	—	1,262
Cumulative effect of FIN 48 adoption	—	—	(1,074)	—	(1,074)

Balance at June 30, 2007	$689	$464,032	$97,247	$7,208	$569,176

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30, 2007	June 30, 2006
	(unaudited, in thousands)
Operating activities
Net income	$43,602	$18,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12,291	11,017
Amortization	4,432	4,433
Allowance for bad debt	10	980
Deferred tax provision (benefit)	4,745	(897)
Unrealized loss on derivatives	—	5,392
Loss (gain) on disposal of assets	(1,224)	87
Amortization of deferred financing costs	2,156	5,038
Compensation expense relating to stock options	1,392	1,707
Changes in operating assets and liabilities:
Accounts receivable	(116,840)	(62,407)
Inventories	8,165	(73,960)
Other assets	(3,060)	(6,357)
Accounts payable and accrued expenses	86,959	15,188

Net cash provided by (used in) operating activities	42,628	(81,737)

Investing activities
Purchases of property, plant, and equipment	(18,066)	(21,391)
Proceeds from sale of assets	5,366	13

Net cash used in investing activities	(12,700)	(21,378)

Financing activities
Repayments of long-term debt	(1,750)	(72,450)
Exercise of options	77	—
Proceeds from initial public offering	—	354,491
Redemption of preferred stock and accrued dividends	—	(255,234)
Transaction costs	—	(1,954)
Net borrowings under revolving line facility	—	61,800

Net cash provided by (used in) financing activities	(1,673)	86,653

Net increase (decrease) in cash	28,255	(16,462)
Cash at beginning of period	11,569	23,779

Cash at end of period	$39,824	$7,317

Supplementary disclosures of cash flow information:

Cash paid during the period for:
Interest	$31,108	$37,231

Income taxes	$2,480	$31,804

Non-cash item: Accrual for purchases of property, plant and equipment	$338	$2,925

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Notes to Consolidated Condensed Financial Statements

Three and Six Months Ended June 30, 2007

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Goodman Global, Inc. (the Company), which owns all of the issued and outstanding stock of Goodman Global Holdings, Inc., a Delaware corporation, have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for a full year. Although there is demand for the Company’s products throughout the year, in each of the past three years approximately 56% to 58% of total sales occurred in the second and third quarters of the fiscal year. The Company’s peak production occurs in the first and the second quarters in anticipation of peak sales quarters.

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006.

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

On December 23, 2004, the Company was acquired by affiliates of Apollo Management, L.P., or “Apollo”, the Company’s senior management and certain trusts associated with members of the Goodman family. The Company referred to this transaction as the “Acquisition.” In connection with the Acquisition, Goodman Global Holdings, Inc., a Texas corporation, which the Company refers to as the “Seller,” sold all of its equity interests in its subsidiaries as well as substantially all of its assets and liabilities for $1,477.5 million plus a working capital adjustment of $29.8 million. The Acquisition was financed with the net proceeds of a private offering of senior unsecured notes, borrowings under the Company’s senior secured credit facilities and $477.5 million of equity contributions by affiliates of Apollo, the Goodman family trusts and certain members of senior management, which consisted of $225.0 million of the Company’s Series A Preferred Stock and $252.5 million of the Company’s common stock. In connection with the Acquisition, the Goodman family trusts and members of senior management invested approximately $101.0 million and $18.2 million, respectively.

The Acquisition was recorded as of December 23, 2004, in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations, and Emerging Issues Task Force 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair value for the interests acquired and liabilities assumed by the new investors and at the carrying basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, the Company revalued the net assets at the acquisition date to the extent of the new investors’ ownership of 79%. The remaining 21% ownership was accounted for at the continuing investors’ carrying basis of the company. An adjustment of $144.6 million to record this effect was included as a reduction of shareholders’ equity. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair market values to the extent of the new investors’ 79% ownership, with the remainder of $391.3 million allocated to goodwill. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of property, plant and equipment and intangible assets.

In April 11, 2006, the Company completed the initial public offering of the Company’s common stock. The Company offered 20.9 million shares and selling shareholders sold an additional 6.1 million shares, which included 3.5 million shares sold by selling shareholders pursuant to the exercise of the underwriters’ over-allotment option. Before expenses, the Company received proceeds of approximately $354.5 million. These proceeds were used to redeem all of the Company’s outstanding Series A Preferred Stock including associated accrued dividends, to satisfy a $16.0 million fee resulting from the termination of the Company’s management agreement with Apollo and to redeem $70.7 million of the Company’s subsidiary’s floating rate notes.

The prior year financial statements give retroactive effect to a 7.580345-for-1 stock split of the Company’s common stock that was effective April 4, 2006.

2. Significant Balance Sheet Accounts

Restricted Cash and Cash Equivalents

Cash equivalents represent short-term investments with an original maturity of three months or less. At June 30, 2007 and December 31, 2006, the restricted cash pertains to the Company’s extended warranty program.

Inventories

Inventory costs include material, labor, depreciation, logistics, and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials and parts	$36,558	$43,286
Finished goods	301,336	302,773

Total inventories	$337,894	$346,059

A rollforward of the inventory reserves consists of the following (in thousands):

	Six Months Ended June 30, 2007	Twelve Months Ended December 31, 2006
At the beginning of the period	$4,568	$1,785
Current-period accruals	2,998	7,680
Current-period uses	(2,245)	(4,897)

At the end of the period	$5,321	$4,568

Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Land	$11,070	$12,162
Buildings and improvements	54,126	55,891
Equipment	144,767	131,206
Construction-in-progress	10,752	14,005

	220,715	213,264
Less: Accumulated depreciation	(51,964)	(41,018)

Total property, plant and equipment	$168,751	$172,246

During 2007, the Company sold a building and associated land used in our Company-operated distribution network for net proceeds of $5.2 million and a gain of $2.2 million, of which of $1.1 million has been recognized. At the time of sale, the Company entered into a lease for a portion of the property and therefore deferred $1.1 million of the gain.

Identifiable Intangible Assets

Identifiable intangible assets as of June 30, 2007 consist of the following (in thousands):

	Gross	Accumulated Amortization & Impairment	Net
Intangible assets subject to amortization:
Customer relationships	$291,560	$(18,402)	$273,158
Technology	15,760	(3,978)	11,782
Contracts	11,033	(11,033)	—

Total intangible assets subject to amortization	318,353	(33,413)	284,940
Total indefinite-lived trade names	118,200	—	118,200

Total identifiable intangible assets	$436,553	$(33,413)	$403,140

Accrued Warranty

A rollforward of the liabilities for warranties consists of the following (in thousands):

	Six Months Ended June 30, 2007	Twelve Months Ended December 31, 2006
At the beginning of the period	$41,773	$37,685
Current-period accruals	17,765	35,192
Current-period uses	(17,532)	(31,104)

At the end of the period	$42,006	$41,773

Warranty expenses are accrued at the time of sale based on historical trends such as incident rates, replacement costs and other factors.

Other Accrued Expenses

Other accrued expenses consist of the following significant items (in thousands):

	June 30, 2007	December 31, 2006
Accrued rebates	$30,109	$27,060
Accrued self insurance reserves	15,507	15,753
Interest	4,318	3,928
Other	39,000	33,606

Total accrued expenses	$88,934	$80,347

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

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of the standard and has not yet determined the impact on our consolidated financial statements.

3. Stock Compensation Plans

The Company has 5,238,755 options outstanding as of June 30, 2007, of which 2,356,025 are exercisable at that date under its 2004 Stock Option Plan and its 2006 Incentive Award Plan.

During the second quarter of 2007, the Company granted 653,000 options at an exercise price of $19.16 per share. The fair value of each option awarded is estimated on the date of grant using the Black-Scholes-Merton model using the assumptions discussed below. The expected volatility of 36% is based mainly on the Company’s competitors. The expected term of the options granted of 7 years is based on the time period the options are expected to be outstanding. The risk free interest rate of 4.6% is based on the U.S Treasury rate of a note with the expected maturity of the expected term of the option. The Company has not considered a dividend payment in its calculation and believes that forfeitures will not be significant.

The Company recognized compensation expense of $0.8 million ($0.5 million after tax) and $1.3 million ($0.8 million after tax) during the three and six months ended June 30, 2007, and of $1.1 million ($0.7 million after tax) and $1.7 million ($1.1 million after tax) during the three and six months ended June 30, 2006. These amounts are included in selling, general and administrative expenses in the accompanying statement of income for the periods ending June 30, 2007 and 2006. The effect on earnings per share on both basic and fully diluted basis was $0.01 for both the three and six months ended June 30, 2007 and $0.01 and $0.02 for the three and six months ended June 30, 2006.

As of June 30, 2007, the total compensation cost related to non-vested awards not yet recognized in the statement of income is $8.2 million. This amount will be recognized on a weighted average period of 2.1 years.

4. Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$38,971	$13,942	$43,602	$22,356
Change in fair value of derivatives, net of tax	1,761	(7,870)	2,889	(7,388)
Foreign currency translation adjustment	1,127	842	1,232	836

Comprehensive income	$41,859	$6,914	$47,723	$15,804

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Defined Benefit Plan	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
December 31, 2006	$(1,132)	$3,097	$1,122	$3,087
Net change through June 30, 2007	—	2,889	1,232	4,121

June 30, 2007	$(1,132)	$5,986	$2,354	$7,208

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

The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator for earnings per share – net income available to common shareholders	$38,971	$8,898	$43,602	$11,420
Denominator for basic earnings per share - average basic common shares outstanding	68,915,965	68,897,155	68,911,496	58,434,673
Effects of dilutive securities attributable to stock options	1,922,272	1,898,956	1,862,121	1,857,267

Diluted weighted average common shares outstanding	70,838,237	70,796,111	70,773,617	60,291,940

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Senior floating rate notes	$179,300	$179,300
Senior subordinated notes	400,000	400,000
Term credit facility	257,000	258,750
Revolving credit facility	—	—
Current maturities	(3,500)	(3,500)

Total long-term debt (including revolving credit facility), less current maturities	$832,800	$834,550

The Company had unused revolving credit under the revolving credit facility of $141.7 million at June 30, 2007. Outstanding commercial and standby letters of credit issued under the credit facility totaled $33.3 million as of June 30, 2007.

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

7. Derivatives

During the first quarter of 2005, the Company entered into interest rate swaps with notional amounts of $250.0 million, which expire in 2007 and 2008, to manage variable rate exposure on the floating rate debt. During the first quarter of 2007, the interest rate swap with a notional amount of $150.0 million matured based on its terms. The remaining swap has a fair market value as a receivable of $1.2 million as of June 30, 2007. These interest rate derivative instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS 133, Accounting for Derivative Instruments and Hedging Activities, allows changes in the fair market value of these hedged instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that received hedge accounting treatment. Any ineffectiveness, which generally arises from minor differences between the terms of the swap and terms of the underlying hedged debt, would be recorded in other income, net in the statement of income. Any such differences for the three and six months ended June 30, 2007 and 2006 were immaterial.

During the third quarter of 2006 and the first and second quarters of 2007, the Company entered into swaps for a portion of its 2007 and 2008 aluminum supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by January 31, 2008, have a notional amount of $30.4 million and a fair market value as a receivable of $0.4 million as of June 30, 2007. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. Any such differences for the three and six months ended June 30, 2007 were immaterial.

During the fourth quarter of 2006 and the first quarter of 2007, the Company entered into swaps for a portion of its 2007 copper supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by December 31, 2007, have a notional amount of $34.3 million and a fair market value as a receivable of $6.0 million as of June 30, 2007. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other income, net in the statement of income. Any such differences for the three and six months ended June 30, 2007 were immaterial.

During the second quarter of 2006, the Company entered into collars for a portion of its 2006 copper supply to substantially reduce the variability of its purchase price for these commodities. These collars expired on December 31, 2006 and were designated as cash flow hedges. For these qualifying hedges, SFAS 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness was recorded in other (income) expense, net in the statement of income. The ineffectiveness for the three and six months ended June 30, 2006 was a $0.4 million loss ($0.3 million net of tax).

Also during the second quarter of 2006, the Company entered into collars for a portion of its 2006 aluminum supply to substantially reduce the variability of its purchase price for this commodity. These collars expired on December 31, 2006. These collars did not qualify for hedge accounting under SFAS 133 and, therefore, changes in its fair market value totaling $6.5 million loss ($4.3 million, net of tax) were recorded in other (income) expense, net in the statement of income during the three and six months ended June 30, 2006.

8. Income Taxes

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109 (SFAS 109) on January 1, 2007. As a result of the implementation of FIN 48, we recognized an adjustment in the liability for unrecognized income tax benefits of $1.1 million which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In addition, at January 1, 2007 we reclassified $18.2 million from deferred taxes to other long-term liabilities. At June 30, 2007 we have $24.2 million of unrecognized tax benefits, of which $1.3 million would impact the effective tax rate at recognition.

We recognize interest and penalties related to uncertain tax positions in income tax expense. There is no material impact on our tax expense for the period. As of June 30, 2007, we have approximately $1.3 million of accrued interest related to uncertain tax positions.

The tax years 2004, 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject. One of our subsidiaries is currently under audit by the Internal Revenue Service for the nine day period ended December 31, 2004. The Company does not anticipate any significant issues as a result of these examinations.

The effective tax rate for the three months ended June 30, 2007 and June 30, 2006 was 37.2% and 37.9%, respectively.

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

The Company made a contribution of $0.7 million to the plan during the second quarter of 2007. The Company will make contributions to the plan during the remainder of 2007 of approximately $1.6 million.

The components of net periodic benefit cost recognized during interim periods are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$202	$186	$404	$372
Interest cost	436	410	872	820
Expected return on plan assets	(535)	(460)	(1,070)	(920)
Amortization of prior service cost	20	20	40	40

	$123	$156	$246	$312

10. Contingent Liabilities

In October 2003, the Consumer Product Safety Commission (CPSC) staff issued a preliminary determination that a discontinued design of certain Package Terminal Air Conditioner/Heat Pump (PTAC) units manufactured by one of the Company’s subsidiaries presents a substantial product hazard under the Consumer Product Safety Act, requiring corrective action. In September of 2004, the Company implemented a voluntary corrective action plan (CAP) under which the Company will provide a new thermal limit switch to commercial/institutional PTAC owners. Installation of such switch will be at the commercial/institutional owners’ expense, except in special and limited circumstances (e.g., financial hardship, etc.). Under the CAP, the Company agreed to pay the cost of installing the replacement switch for any individual homeowner having a PTAC unit in their residence. In April 2007, the CPSC staff informed the Company that it was closing its file with regard to the PTAC CAP.

The costs required to recall or rework any defective products could be material, which may have a material adverse effect on our business. In addition, our reputation for safety and quality is essential to maintaining our market share. Any recall or rework may adversely affect our reputation as a manufacturer of quality, safe products and could have a material adverse effect on our results of operations.

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

Pursuant to a March 15, 2001 Consent Order with the Florida Department of Environmental Protection (FDEP), our subsidiary, Goodman Distribution Southeast, Inc. (GDI Southeast) (formerly Pioneer Metals Inc.) is continuing to investigate and pursue, under FDEP oversight, the delineation of groundwater contamination at and around the GDI Southeast facility in Fort Pierce, Florida. Remediation has not begun. The contamination was discovered through environmental assessments conducted in connection with a Company subsidiary’s acquisition of the Fort Pierce facility in 2000 and was reported to FDEP, giving rise to the Consent Order.

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

Based on analyses of currently available information it is probable that costs associated with the site will be $0.8 million. We have reserved $0.8 million as of June 30, 2007, although it is possible that costs could exceed this amount by up to approximately $2.8 million. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

We believe that this contamination predated GDI Southeast’s involvement with the Fort Pierce facility and GDI Southeast’s operation at this location has not caused or contributed to the contamination. Accordingly, GDI Southeast is pursuing litigation against former owners of the Fort Pierce facility in an attempt to recover its costs. At this time we cannot estimate probable recoveries from this litigation.

The Company is party to a number of other pending legal and administrative proceedings, and is subject to various regulatory and compliance obligations. The Company believes that these proceedings and obligations will not have a material adverse effect on its consolidated financial condition, cash flows, or results of operations. To the extent required, the Company has established reserves that it believes to be adequate based on current evaluations and its experience in these types of matters. Nevertheless, an unexpected outcome in any such proceeding could have a material adverse impact on the Company’s consolidated results of operations in the period in which it occurs. Moreover, future adverse developments could require material changes in the recorded reserve amounts.

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

The Acquisition was recorded as of December 23, 2004, in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations, and Emerging Issues Task Force 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair value for the interests acquired and assumed liabilities by the new investors and at the carrying basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, we revalued the net assets at the acquisition date to the extent of the new investors’ ownership of 79%. The remaining 21% ownership was accounted for at the continuing investors’ carrying basis of the company. An adjustment of $144.6 million to record this effect was included as a reduction of shareholders’ equity. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair market values to the extent of the new investors’ 79% ownership, with the remainder of $391.3 million allocated to goodwill. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of property, plant and equipment and intangible assets.

In April 11, 2006, we completed the initial public offering of our common stock. We offered 20.9 million shares and selling shareholders sold an additional 6.1 million shares, which included 3.5 million shares sold by selling shareholders pursuant to the exercise of the underwriters’ over-allotment option. Before expenses, we received proceeds of approximately $354.5 million. These proceeds were used to redeem all of our outstanding Series A Preferred Stock including associated accrued dividends, to satisfy a $16.0 million fee resulting from the termination of our management agreement with Apollo and to redeem $70.7 million of our subsidiary’s floating rate notes

Markets and Sales Channels

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

Our customer relationships include independent distributors, installing contractors or “dealers”, national homebuilders and other national accounts. We sell to dealers primarily through our network of independent distributors and company-operated distribution centers. We focus the majority of our marketing on dealers who install residential and light commercial HVAC products. We believe that the dealer is the key participant in a homeowner’s purchasing decision as the dealer is the primary contact for the end user. Given the strategic importance of the dealer, we remain committed to enhancing profitability for this segment of the supply chain while allowing our distributors to achieve their own profit goals. We believe the ongoing focus on the dealer creates loyalty and mutually beneficial relationships between distributors, dealers and us.

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

Commodity costs have generally continued to increase since 2004. To address these increases, we increased prices in the second and fourth quarters of 2006 with respect to many of our products. We believe our price increases will allow us to recapture lost profit margin. A continued high level of commodity prices or further increase in commodity prices could have a material adverse effect on our results of operations. There can be no assurance that our price increases will not affect demand for our products. To enhance price stability in the market price of major raw material commodities, such as copper and aluminum used in the manufacturing process, we may enter commodity derivatives to fix the cost of the commodity.

During the third quarter of 2006 and the first and second quarters of 2007, we entered into swaps for a portion of our 2007 and 2008 aluminum supply. These swaps, which expire by January 31, 2008, have a notional amount of $30.4 million and a fair market value as a receivable of $0.4 million as of June 30, 2007. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. We have assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. Any such differences for the three and six months ended June 30, 2007 were immaterial.

During the fourth quarter of 2006 and the first quarter of 2007, we entered into swaps for a portion of our 2007 copper supply. These swaps, which expire by December 31, 2007, have a notional amount of $34.3 million and a fair market value as a receivable of $6.0 million as of June 30, 2007. These instruments have been designated as cash flow hedges and changes in the fair market value of these hedge instruments are reported in accumulated other comprehensive income. We have assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other income, net in the statement of income. Any such differences for the three and six months ended June 30, 2007 were immaterial.

During the second quarter of 2006, we entered into collars for a portion of our 2006 copper supply. These collars expired on December 31, 2006 and were designated as cash flow hedges and changes in the fair market value of these hedge instruments are reported in accumulated other comprehensive income. We assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness was recorded in other (income) expense, net in the statement of income. The ineffectiveness for the three and six months ended June 30, 2006 was a $0.4 million loss ($0.3 million, net of tax).

Also during the second quarter of 2006, we entered into collars for a portion of our 2006 aluminum supply. These collars expired on December 31, 2006. These collars did not qualify for hedge accounting under SFAS 133 and, therefore, changes in its fair market value totaling $6.5 million loss ($4.3 million, net of tax) were recorded in other (income) expense, net in the statement of income during the three and six months ended June 30, 2006.

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

Income taxes

As a result of the Acquisition, there was a significant step-up in the book basis of our assets. We believe that for a majority of the step-up in basis, we will receive tax deductions, significantly reducing our cash tax payments from what they would have been without such deductions. It is also expected that a substantial portion of the goodwill recorded in the acquisition will be deductible for income tax purposes.

At June 30, 2007, we had a valuation allowance of $3.4 million against certain net operating loss carryforwards. We believe that the remaining deferred tax assets at June 30, 2007, amounting to $63.5 million, are realizable through carrybacks, future reversals of existing taxable temporary differences, and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income. These factors have been considered in determining the valuation allowances.

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

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of income data for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consolidated statement of operation data:
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.8%	76.9%	76.8%	77.1%
Selling, general and administrative expenses	9.8%	12.8%	10.7%	12.5%
Depreciation and amortization	1.5%	1.6%	1.8%	1.7%

Operating profit	13.9%	8.7%	10.7%	8.7%
Interest expense, net	3.0%	4.3%	3.6%	4.7%
Other (income) expense	(0.1)%	1.3%	(0.2)%	0.7%

Earnings before taxes	11.0%	3.1%	7.3%	3.3%
Provision for income taxes	4.1%	1.2%	2.7%	1.2%

Net income	6.9%	1.9%	4.6%	2.0%

Three Months Ended June 30, 2007 Compared to June 30, 2006

Sales, net. Net sales for the three months ended June 30, 2007 were $563.7 million, a $59.3 million, or 11.7%, increase from $504.5 million for the three months ended June 30, 2006. This increase is primarily due to a 5% increase in sales volume as a result of strong growth in the replacement market and a 5% increase in sales from the continued shift to higher priced higher SEER products in our cooling product sales mix for the three months ended June 30, 2007. In addition, we benefited from a prior-year price increase which added approximately 2% to our second quarter sales dollars as compared to the prior year. Our sales volume benefited from the net new company-operated distribution centers that were opened in 2006 and 2007, 7 and 6, respectively, and the maturing of the 39 company-operated distribution centers opened in 2004 and 2005.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2007 was $421.6 million, a $33.5 million, or 8.6%, increase from $388.0 million for the three months ended June 30, 2006. Cost of goods sold as a percentage of net sales decreased from 76.9% for the three months ended June 30, 2006 to 74.8% for the three months ended June 30, 2007. This decrease in cost of goods sold as a percentage of net sales was due to increased productivity and efficiencies in our factories.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2007 were $55.2 million, a $9.5 million, or 14.7%, decrease from $64.7 million for the three months ended June 30, 2006. As a percentage of net sales, selling, general and administrative expenses were 9.8% and 12.8% for the three months ended June 30, 2007 and June 30, 2006, respectively. Selling, general and administrative expenses for the three months ended June 30, 2006 included IPO-related expenses associated with the termination of the management agreement with Apollo and acceleration of stock options for a total of $16.1 million. Excluding these IPO-related expenses, selling, general and administrative expenses for the three months ended June 30, 2007 increased in dollars and as a percentage of net sales from the three months ended June 30, 2006. The increase in selling, general and administrative expense as a percentage of net sales is primarily due to our continued investment in several of our key growth initiatives, the additional costs of operating as a public company and increased incentive compensation expenses. These key growth initiatives include costs for expansion of our company-operated distribution network, a step-up in our dealer recruitment activities and our sales manager training program.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2007 was $8.4 million, a $0.4 million increase from $8.0 million for the three months ended June 30, 2006. The increase was primarily due to higher depreciation expense related to capital expenditures associated with the transition to the federally mandated 13 SEER minimum efficiency requirements and capacity expansion at our production facilities.

Operating profit. Operating profit for the three months ended June 30, 2007 was $78.6 million, a $34.8 million, or 79.7%, increase from the operating profit of $43.7 million reported for the three months ended June 30, 2006. Operating profit for the three months ended June 30, 2006 was negatively impacted by the $16.1 million IPO-related expenses discussed above. In addition, operating profit increased for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006 due to increased sales and productivity and efficiency gains in the factories, offset slightly by increases in selling, general and administrative expenses.

Interest expense, net. Interest expense, net for the three months ended June 30, 2007 was $17.0 million, a decrease of $4.9 million from $21.9 million reported for the three months ended June 30, 2006. Interest expense for the three months ended June 30, 2006 included a $1.4 million premium paid for the early pay-down of debt and the acceleration of $2.3 million of deferred financing costs on the debt pay-down as a result of our initial public offering. In addition, interest expense for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 decreased $1.2 million due to the decrease in amount of debt outstanding, partially offset by higher interest rates. The outstanding long-term debt balance as of June 30, 2007 was $836.3 million compared to $950.7 million as of June 30, 2006.

Other (income) expense, net. Other (income) expense for the three months ended June 30, 2007 was $0.5 million income, a net change of $6.8 million from $6.3 million expense reported for the three months ended June 30, 2006. The change in other (income) expense is primarily due to a $6.6 million charge in the second quarter of 2006 for unrealized losses resulting from the change in fair market value of some of our commodity derivatives that did not qualify for hedge accounting treatment.

Provision for income taxes. The income tax provision for the three months ended June 30, 2007 was $23.1 million, an increase of $17.2 million compared to an income tax provision of $5.9 million for the three months ended June 30, 2006. The increase in the provision for income taxes is due to the increased pre-tax income generated in the second quarter of 2007. The effective tax rate for the three months ended June 30, 2007 and June 30, 2006 was 37.2% and 37.9%, respectively.

Six Months Ended June 30, 2007 Compared to June 30, 2006

Sales, net. Net sales for the six months ended June 30, 2007 were $944.0 million, a $58.9 million, or 6.6%, increase from $885.1 million for the six months ended June 30, 2006. This increase is primarily due to the prior year’s price increases which resulted in an approximate 3% increase in sales, net and the continued shift to higher SEER products in our cooling product sales mix which resulted in an approximate 7% increase in sales, net. These gains were partially offset by a volume decline of approximately 3% net of the benefit of our sales volume increases from the net new company-operated distribution centers that were opened in 2006 and the first half of 2007, 7 and 6, respectively, and the maturing of the 39 company-operated distribution centers opened in 2004 and 2005.

Cost of goods sold. Cost of goods sold for the six months ended June 30, 2007 was $724.8 million, a $42.2 million, or 6.2%, increase from $682.7 million for the six months ended June 30, 2006. This increase primarily relates to an increased proportion of sales from higher SEER products, which have higher unit costs than lower SEER products, and higher commodity costs associated with copper and aluminum. Cost of goods sold as a percentage of net sales decreased from 77.1% for the six months ended June 30, 2006 to 76.8% for the six months ended June 30, 2007. This decrease in cost of goods sold as a percentage of net sales was due to increased productivity and efficiencies in our factories and the two price increases implemented in 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2007 were $101.1 million, a $9.3 million, or 8.4%, decrease from $110.3 million for the six months ended June 30, 2006. As a percentage of net sales, selling, general and administrative expenses were 10.7% and 12.5% for the six months ended June 30, 2007 and June 30, 2006, respectively. Selling, general and administrative expenses for the six months ended June 30, 2006 included IPO-related expenses associated with the termination of the management agreement with Apollo and acceleration of stock options totaling $16.7 million. Excluding these IPO-related expenses selling, general and administrative expenses for the six months ended June 30, 2007 increased in dollars and as a percentage of net sales from the six months ended June 30, 2006. The increase in selling, general and administrative expense as a percentage of sales, net is primarily due to our continued investment in several of our key growth initiatives, the additional costs of operating as a public company and increased incentive compensation expenses. These key growth initiatives include costs for expansion of our company-operated distribution network, a step-up in our dealer recruitment activities and our sales manager training program.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2007 was $16.7 million, a $1.3 million increase from $15.5 million for the six months ended June 30, 2006. The increase was primarily due to higher depreciation expense related to capital expenditures associated with the transition to the federally mandated 13 SEER minimum efficiency requirements and capacity expansion at our production facilities.

Operating profit. Operating profit for the six months ended June 30, 2007 was $101.4 million, a $24.7 million, or 32.2%, increase from the operating profit of $76.7 million reported for the six months ended June 30, 2006. Operating profit for the six months ended June 30, 2006 was negatively impacted by the $16.7 million IPO-related expenses discussed above. In addition, operating profit increased for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006 due to increased sales and productivity and efficiency gains in the factories offset slightly by increases in selling, general and administrative expenses.

Interest expense, net. Interest expense, net for the six months ended June 30, 2007 was $33.9 million, a decrease of $7.7 million from $41.6 million reported for the six months ended June 30, 2006. Interest expense for the six months ended June 30, 2006 included a $1.4 million premium paid for the early pay-down of debt and the acceleration of $2.3 million of deferred financing costs on the debt pay-down as a result of our initial public offering. In addition, interest expense for the six months ended June 30, 2007 decreased $4.0 million as compared to the six months ended June 30, 2006 due to the decrease in amount of debt outstanding, partially offset by higher interest rates. The outstanding long-term debt balance as June 30, 2007 was $836.3 million compared to $950.7 million as of June 30, 2006.

Other (income) expense, net. Other (income) expense for the six months ended June 30, 2007 was $1.6 million income, a net change of $7.8 million from $6.2 million expense reported for the six months ended June 30, 2006. The change in other (income) expense is primarily due to a $6.6 million charge taken in 2006 for unrealized losses resulting from the change in fair market value of some of our commodity derivatives that did not qualify for hedge accounting treatment.

Provision for income taxes. The income tax provision for the six months ended June 30, 2007 was $25.5 million, an increase of $14.7 million compared to an income tax provision of $10.8 million for the six months ended June 30, 2006. The increase in the provision for income taxes is due to the increased pre-tax income generated in 2007. The effective tax rate for the six months ended June 30, 2007 and June 30, 2006 was 36.9% and 37.5%, respectively.

Liquidity, Capital Resources and Off-balance Sheet Arrangements

As of June 30, 2007, we had cash and cash equivalents of $39.8 million and working capital of $385.6 million, excluding current maturities of long-term debt of $3.5 million, and the ability to borrow $141.7 million under our revolving credit facility, which includes outstanding letters of credit totaling $33.3 million. We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs over the next 12 to 24 months. Our future liquidity requirements will be for working capital, capital expenditures and general corporate purposes.

Operating activities. For the six months ended June 30, 2007, we generated $42.6 million of cash from operations compared to $81.7 million of cash used in operations for the six months ended June 30, 2006. Cash from operations for the six months ended June 30, 2007 was affected by higher net income, lower inventory levels and higher accounts payable and accrued expenses, offset by higher accounts receivable as a result of our increased sales in the quarter compared to the prior year. Cash used in operations for the six months ended June 30, 2006 was negatively impacted by higher inventory as a result of the industry shift to the more costly 13-and-higher SEER products and increased commodity costs. The prior year was also affected by increases in accounts receivable offset by higher net income and higher accounts payable and accrued liabilities.

Investing activities. For the six months ended June 30, 2007, cash used in investing activities was $12.7 million compared to $21.4 million for the six months ended June 30, 2006. This usage was primarily due to capital expenditures of $18.1 million and $21.4 million for the six months ended June 30, 2007 and 2006, respectively. The capital expenditures for the six months ended June 30, 2007 were offset by the proceeds of $5.4 million primarily from the sale of a building and associated land used in our company-operated distribution network. The increased capital expenditures for the six months ended June 30, 2006 were attributable primarily to the new product platform projects and capacity expansion within our factories.

Financing activities. For the six months ended June 30, 2007, we used $1.7 million from financing activities compared to $86.7 million provided by financing activities for the six months ended June 30, 2006. Financing activities for the six months ended June 30, 2007 primarily included the payments of long-term debt of $1.8 million. The net cash provided by financing activities for the six months ended June 30, 2006 was primarily due to proceeds from our initial public offering of $354.5 million and the borrowing under the revolving credit facility of $61.8 million, offset by the redemption of our preferred stock and associated accrued dividends of $255.2 million, repayments of long-term debt of $72.5 million and $2.0 million of initial public offering costs. Amounts borrowed under the revolving credit facility during the six months ended June 30, 2006 were used to meet our increased working capital needs resulting from higher production and higher costs of inventory due to the 13 SEER minimum efficiency shift as well as increases in raw material costs.

Recent Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 on January 1, 2007. As a result of the implementation of FIN 48, we recognized an adjustment in the liability for unrecognized income tax benefits of $1.1 million which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In addition, we reclassified $18.2 million from deferred taxes to other long-term liabilities. At June 30, 2007 we have $24.2 million of unrecognized tax benefits. Subject to future interpretations, we believe our unrecognized tax benefits will increase in future periods.

We recognize interest and penalties related to uncertain tax positions in income tax expense. There is no material impact on our effective tax rate for the period. As of June 30, 2007, we have approximately $1.3 million of accrued interest related to uncertain tax positions.

The tax years 2004, 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject. One of our subsidiaries is currently under audit by the Internal Revenue Service for the nine day period ended December 31, 2004.

In September 2006, the FASB issued Statement No. 157, (SFAS 157), Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of the standard and have not yet determined the impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of the standard and has not yet determined the impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2007, one of our interest rate swap instruments with a notional amount of $150.0 million matured based on its terms.

During the third quarter of 2006 and the first and second quarters of 2007, the Company entered into swaps for a portion of its 2007 and 2008 aluminum supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by January 31, 2008, have a notional amount of $30.4 million and a fair market value as a receivable of $0.4 million as of June 30, 2007. During the fourth quarter of 2006 and the first quarter of 2007, the Company entered into swaps for a portion of its 2007 copper supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by December 31, 2007, have a notional amount of $34.3 million and a fair market value as a receivable of $6.0 million as of June 30, 2007. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased; to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. Any ineffectiveness for the three and six months ended June 30, 2007 was immaterial.

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

In our Form 10-K filed on March 30, 2007 it was disclosed that our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006 solely as a result of our 2006 commodity derivatives that did not qualify for hedge accounting. As a result, some of the 2006 quarters were restated to reflect the changes in fair market value of those derivatives in other (income) expense, net. Subsequent to the filing of our Form 10-K, the Company has implemented additional controls related to our derivative contracts in order to increase the effectiveness of the disclosure controls and procedures related to derivatives

Part II. Other Information

Item 1.	Legal Proceedings

The information regarding litigation and environmental matters described in Note 10 of the Notes to the Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the disclosure related to risk factors made in our Form 10-K, as filed March 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 7, 2007. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The only matter voted upon at the Annual Meeting was the election of three Class I directors to serve a three-year term expiring at the 2010 Annual Meeting. The Board of Directors nominated John B. Goodman, David W. Oskin and James H. Schultz for re-election as Class I directors at the Annual Meeting. There was no solicitation in opposition to these nominees, and the nominees were re-elected. The number of votes for and withheld with respect to the nominees were as follows:

Nominee	Votes For	Withheld
John B. Goodman	49,728,370	8,271,810
David W. Oskin	56,013,981	1,986,199
James H. Schultz	55,976,931	2,023,249

In addition, the following directors continued in office after the Annual Meeting: Charles A. Carroll, Michael D. Weiner, David Bechhofer, John J. Hannan, Laurence M. Berg, Anthony M. Civale, Steven Martinez and Jeffrey Benjamin.

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

Goodman Global, Inc.

Date: August 8, 2007	/s/ Lawrence M. Blackburn
Lawrence M. Blackburn
Executive Vice President and
Chief Financial Officer