Form 10-Q
period 2007-09-30
Goodman Global Inc
filed 2007-11-07
CIK 1314655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 68,938,590.

GOODMAN GLOBAL, INC.

Form 10-Q

For the Three and Nine Months Ended September 30, 2007

Part I. Financial Information

Item 1.	Financial Statements

Goodman Global, Inc.

Consolidated Condensed Balance Sheets

	September 30, 2007 (unaudited)	December 31, 2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$155,049	$11,569
Restricted cash	2,600	2,600
Accounts receivable, net of allowance for doubtful accounts ($7.1 million at September 30, 2007 and $7.3 million at December 31, 2006)	277,618	200,086
Inventories, net	293,829	346,059
Deferred tax assets	25,639	18,199
Other current assets	14,903	25,976

Total current assets	769,638	604,489
Property, plant, and equipment, net	161,182	172,246
Goodwill	391,287	391,287
Identifiable intangibles	400,923	407,572
Deferred tax assets	41,031	26,133
Deferred financing costs	19,013	22,244

Total assets	$1,783,074	$1,623,971

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$136,325	$121,689
Accrued warranty	40,807	41,773
Other accrued expenses	108,780	80,347
Current portion of long-term debt	3,500	3,500

Total current liabilities	289,412	247,309
Long-term debt, less current portion	831,925	834,550
Revolving credit facility	—	—
Other long-term liabilities	50,563	21,027
Common stock, par value $0.01, 275,000,000 shares authorized, 68,929,493 and 68,903,222 issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	689	689
Accumulated other comprehensive income	5,094	3,087
Additional paid-in capital	465,037	462,590
Retained earnings	140,354	54,719
Total shareholders’ equity	611,174	521,085

Total liabilities and shareholders’ equity	$1,783,074	$1,623,971

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Consolidated Condensed Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited, in thousands, except share and per share data)
Sales, net	$565,515	$517,227	$1,509,511	$1,402,369
Costs and expenses:
Cost of goods sold	415,184	394,132	1,140,024	1,076,806
Selling, general, and administrative expenses	57,241	47,841	158,319	158,182
Depreciation expense	6,880	6,180	19,171	17,197
Amortization expense	2,217	2,216	6,649	6,649

Operating profit	83,993	66,858	185,348	143,535
Interest expense, net	16,363	18,188	50,256	59,828
Other (income) expense, net	(1,140)	845	(2,770)	7,013

Earnings before taxes	68,770	47,825	137,862	76,694
Provision for income taxes	25,663	15,612	51,153	26,439

Net income	$43,107	$32,213	$86,709	$50,255

Less: Preferred stock dividends	—	—	—	6,622

Net income available to common shareholders	$43,107	$32,213	$86,709	$43,633

Net income per share:
Basic	$0.63	$0.47	$1.26	$0.70
Diluted	$0.61	$0.46	$1.22	$0.69
Average outstanding common shares:
Basic	68,929,493	68,901,680	68,917,495	61,923,675
Diluted	71,020,847	70,432,102	70,867,150	63,636,816

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(unaudited, in thousands)
Balance at December 31, 2006	$689	$462,590	$54,719	$3,087	$521,085
Net income	—	—	86,709	—	86,709
Foreign currency translation	—	—	—	2,253	2,253
Change in fair value of derivatives, net of tax	—	—	—	(246)	(246)

Comprehensive income					88,716
Issuance of stock	—	220	—	—	220
Stock–based compensation, net of tax	—	2,227	—	—	2,227
Cumulative effect of FIN 48 adoption	—	—	(1,074)	—	(1,074)

Balance at September 30, 2007	$689	$465,037	$140,354	$5,094	$611,174

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(unaudited, in thousands)
Operating activities
Net income	$86,709	$50,255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	19,171	17,197
Amortization	6,649	6,649
Allowance for bad debt	(131)	1,689
Deferred tax provision (benefit)	1,590	(947)
Unrealized loss on derivatives	—	2,631
Loss (gain) on disposal of assets, net	(1,974)	75
Amortization of deferred financing costs	3,292	6,089
Compensation expense relating to stock options	2,392	2,171
Changes in operating assets and liabilities:
Accounts receivable	(77,401)	(44,387)
Inventories	52,230	(54,395)
Other assets	442	3,076
Accounts payable and accrued expenses	63,114	9,190

Net cash provided by (used in) operating activities	156,083	(707)

Investing activities
Purchases of property, plant, and equipment	(22,065)	(31,482)
Proceeds from sale of assets	11,970	20

Net cash used in investing activities	(10,095)	(31,462)

Financing activities
Repayments of long-term debt	(2,625)	(73,325)
Exercise of options	117	—
Proceeds from sale of common stock	—	14
Proceeds from initial public offering	—	354,491
Redemption of preferred stock and accrued dividends	—	(255,234)
Transaction costs	—	(2,388)

Net cash provided by (used in) financing activities	(2,508)	23,558

Net increase (decrease) in cash	143,480	(8,611)
Cash at beginning of period	11,569	23,779

Cash at end of period	$155,049	$15,168

Supplementary disclosures of cash flow information:

Cash paid during the period for:
Interest	$35,661	$43,728

Income taxes	$24,839	$32,855

Non-cash item: Accrual for purchases of property, plant and equipment	$418	$2,179

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global, Inc.

Notes to Consolidated Condensed Financial Statements

Three and Nine Months Ended September 30, 2007

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Goodman Global, Inc. (the Company), which owns all of the issued and outstanding stock of Goodman Global Holdings, Inc., a Delaware corporation, have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for a full year. Although there is demand for the Company’s products throughout the year, in each of the past three years approximately 56% to 58% of total sales occurred in the second and third quarters of the fiscal year. The Company’s peak production occurs in the first and the second quarters in anticipation of peak sales quarters.

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

On December 23, 2004, the Company was acquired by affiliates of Apollo Management, L.P., or “Apollo”, the Company’s senior management and certain trusts associated with members of the Goodman family. The Company referred to this transaction as the “2004 Acquisition.” In connection with the 2004 Acquisition, Goodman Global Holdings, Inc., a Texas corporation, which the Company refers to as the “Seller,” sold all of its equity interests in its subsidiaries as well as substantially all of its assets and liabilities for $1,477.5 million plus a working capital adjustment of $29.8 million. The 2004 Acquisition was financed with the net proceeds of a private offering of senior unsecured notes, borrowings under the Company’s senior secured credit facilities and $477.5 million of equity contributions by affiliates of Apollo, the Goodman family trusts and certain members of senior management, which consisted of $225.0 million of the Company’s Series A Preferred Stock and $252.5 million of the Company’s common stock. In connection with the 2004 Acquisition, the Goodman family trusts and members of senior management invested approximately $101.0 million and $18.2 million, respectively.

The 2004 Acquisition was recorded as of December 23, 2004, in accordance with SFAS No. 141, Business Combinations, and Emerging Issues Task Force 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair value for the interests acquired and liabilities assumed by the new investors and at the carrying basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, the Company revalued the net assets at the acquisition date to the extent of the new investors’ ownership of 79%. The remaining 21% ownership was accounted for at the continuing investors’ carrying basis of the company. An adjustment of $144.6 million to record this effect was included as a reduction of shareholders’ equity. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair market values to the extent of the new investors’ 79% ownership, with the remainder of $391.3 million allocated to goodwill. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of property, plant and equipment and intangible assets.

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

2. Significant Balance Sheet Accounts

Restricted Cash and Cash Equivalents

Cash equivalents represent short-term investments with an original maturity of three months or less. At September 30, 2007 and December 31, 2006, the restricted cash pertains to the Company’s extended warranty program.

Inventories

Inventory costs include material, labor, depreciation, logistics, and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials and parts	$29,626	$43,286
Finished goods	264,203	302,773

Total inventories	$293,829	$346,059

A rollforward of the inventory reserves consists of the following (in thousands):

	Nine Months Ended September 30, 2007	Twelve Months Ended December 31, 2006
At the beginning of the period	$4,568	$1,785
Current-period accruals	3,620	7,680
Current-period uses	(2,672)	(4,897)

At the end of the period	$5,516	$4,568

Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Land	$9,676	$12,162
Buildings and improvements	52,299	55,891
Equipment	153,730	131,206
Construction-in-progress	3,177	14,005

	218,882	213,264
Less: Accumulated depreciation	(57,700)	(41,018)

Total property, plant and equipment	$161,182	$172,246

During the first nine months of 2007, the Company disposed of assets for net proceeds of $12.0 million and net gains of $4.3 million, of which $2.0 million has been recognized. At the time of sale, the Company entered into leases for a portion of three of the disposed properties and therefore was required to defer $2.3 million of the gains.

Identifiable Intangible Assets

Identifiable intangible assets as of September 30, 2007 consist of the following (in thousands):

	Gross	Accumulated Amortization & Impairment	Net
Intangible assets subject to amortization:
Customer relationships	$291,560	$(20,224)	$271,336
Technology	15,760	(4,373)	11,387

Total intangible assets subject to amortization	307,320	(24,597)	282,723
Total indefinite-lived trade names	118,200	—	118,200

Total identifiable intangible assets	$425,520	$(24,597)	$400,923

Accrued Warranty

A rollforward of the liabilities for warranties consists of the following (in thousands):

	Nine Months Ended September 30, 2007	Twelve Months Ended December 31, 2006
At the beginning of the period	$41,773	$37,685
Current-period accruals	30,037	35,192
Current-period uses	(31,003)	(31,104)

At the end of the period	$40,807	$41,773

Warranty expenses are accrued at the time of sale based on historical trends such as incident rates, replacement costs and other factors.

Other Accrued Expenses

Other accrued expenses consist of the following significant items (in thousands):

	September 30, 2007	December 31, 2006
Accrued rebates	$32,118	$27,060
Accrued self insurance reserves	14,148	15,753
Interest	16,067	3,928
Other	46,447	33,606

Total accrued expenses	$108,780	$80,347

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout accounting principles generally accepted in the United States (GAAP). The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of the standard and has not yet determined the impact on our consolidated financial statements.

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

3. Stock Compensation Plans

The Company has 5,235,059 options outstanding as of September 30, 2007, of which 2,352,329 are exercisable at that date under its 2004 Stock Option Plan and its 2006 Incentive Award Plan.

The Company recognized compensation expense of $1.0 million ($0.6 million after tax) and $2.4 million ($1.4 million after tax) during the three and nine months ended September 30, 2007, and of $0.5 million ($0.3 million after tax) and $2.2 million ($1.4 million after tax) during the three and nine months ended September 30, 2006. These amounts are included in selling, general and administrative expenses in the accompanying statement of income for the periods ending September 30, 2007 and 2006. The effect on earnings per share on both basic and fully diluted basis was a decrease of $0.01 and $0.03 for the three and nine months ended September 30, 2007 and none and $0.02 for the three and nine months ended September 30, 2006.

As of September 30, 2007, the total compensation cost related to non-vested awards not yet recognized in the statement of income is $7.3 million. This amount will be recognized over a weighted average period of 1.9 years.

4. Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$43,107	$32,213	$86,709	$50,255
Change in fair value of derivatives, net of tax	(3,135)	2,283	(246)	(1,333)
Foreign currency translation adjustment	1,021	415	2,253	1,251

Comprehensive income	$40,993	$34,911	$88,716	$50,173

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Defined Benefit Plan	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
December 31, 2006	$(1,132)	$3,097	$1,122	$3,087
Net change through September 30, 2007	—	(246)	2,253	2,007

September 30, 2007	$(1,132)	$2,851	$3,375	$5,094

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

The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator for earnings per share – net income available to common shareholders	$43,107	$32,213	$86,709	$43,633
Denominator for basic earnings per share – average basic common shares outstanding	68,929,493	68,901,680	68,917,495	61,923,675
Effects of dilutive securities attributable to stock options	2,091,354	1,530,422	1,949,655	1,713,141

Diluted weighted average common shares outstanding	71,020,847	70,432,102	70,867,150	63,636,816

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Senior floating rate notes	$179,300	$179,300
Senior subordinated notes	400,000	400,000
Term credit facility	256,125	258,750
Revolving credit facility	—	—
Current maturities	(3,500)	(3,500)

Total long-term debt (including revolving credit facility), less current maturities	$831,925	$834,550

The Company had unused revolving credit under the revolving credit facility of $141.7 million at September 30, 2007. Outstanding commercial and standby letters of credit issued under the credit facility totaled $33.3 million as of September 30, 2007.

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

7. Derivatives

During the first quarter of 2005, the Company entered into interest rate swaps with notional amounts of $250.0 million, which expire in 2007 and 2008, to manage variable rate exposure on the floating rate debt. During the first quarter of 2007, the interest rate swap with a notional amount of $150.0 million matured based on its terms. The remaining swap has a fair market value as a receivable of $0.7 million as of September 30, 2007. These interest rate derivative instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS 133, Accounting for Derivative Instruments and Hedging Activities, allows changes in the fair market value of these hedged instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that received hedge accounting treatment. Any ineffectiveness, which generally arises from minor differences between the terms of the swap and terms of the underlying hedged debt, would be recorded in other income, net in the statement of income. Any such differences for the three and nine months ended September 30, 2007 and 2006 were immaterial.

During the third quarter of 2006 and the first nine months of 2007, the Company entered into swaps for a portion of its 2007 and 2008 aluminum supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by October 31, 2008, have a notional amount of $41.1 million and a fair market value as a payable of $1.4 million as of September 30, 2007. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. Any such differences for the three and nine months ended September 30, 2007 were immaterial.

During the fourth quarter of 2006 and the first nine months of 2007, the Company entered into swaps for a portion of its 2007 and 2008 copper supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by June 30, 2008, have a notional amount of $23.2 million and a fair market value as a receivable of $4.9 million as of September 30, 2007. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. Any such differences for the three and nine months ended September 30, 2007 were immaterial.

During the second quarter of 2006, the Company entered into collars for a portion of its 2006 copper supply to substantially reduce the variability of its purchase price for this commodity. These collars expired on December 31, 2006 and were designated as cash flow hedges. For these qualifying hedges, SFAS 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness was recorded in other (income) expense, net in the statement of income. Any such differences for the three and nine months ended September 30, 2006 were immaterial.

Also during the second quarter of 2006, the Company entered into collars for a portion of its 2006 aluminum supply to substantially reduce the variability of its purchase price for this commodity. These collars expired on December 31, 2006. These collars did not qualify for hedge accounting under SFAS 133 and, therefore, changes in its fair market value totaling $0.9 million loss ($0.6 million, net of tax) and $7.5 million loss ($4.9 million, net of tax) were recorded in other (income) expense, net in the statement of income during the three and nine months ended September 30, 2006, respectively.

8. Income Taxes

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109 (SFAS 109) on January 1, 2007. As a result of the implementation of FIN 48, we recognized an adjustment in the liability for unrecognized income tax benefits of $1.1 million which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In addition, at January 1, 2007 we reclassified $18.2 million from deferred taxes to other long-term liabilities. At September 30, 2007 we have $27.4 million of unrecognized tax benefits, of which $2.1 million would impact the effective tax rate at recognition.

We recognize interest and penalties related to uncertain tax positions in income tax expense. There is no material impact on our tax expense for the period. As of September 30, 2007, we have approximately $2.1 million of accrued interest related to uncertain tax positions.

The tax years 2004, 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

The effective tax rates for the three months ended September 30, 2007 and September 30, 2006 were 37.3% and 32.6%, respectively. The increase in the effective tax rate is due to the impact of recently enacted higher Texas state taxes, the effect of FIN 48, and the expiration of the 2006 benefits from the Extraterritorial Income Exclusion, net of the benefit of the increased Domestic Production Activities Deduction for 2007. The effective tax rate for the three and nine months ended September 30, 2006 was impacted by the deduction for qualified domestic production activity income and the Company qualified and computed the exclusion for foreign sales income. The prior year was also impacted by the Company’s state tax rate which was favorably affected by the mix of sales, payroll and property in various jurisdictions. The three months ended September 30, 2006 includes a cumulative adjustment of the effective tax rate to 36% on previous 2006 quarters income as well as a $1.6 million adjustment to reflect the impact of these items on 2005 income.

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Tax provision at the statutory rate of 35%	$24,069	$16,739	$48,251	$26,843
Add (deduct):
State income tax	2,374	920	4,177	2,247
Domestic production activities deduction	(1,388)	(312)	(2,315)	(631)
Interest related to uncertain tax positions	788	—	940	—
Other permanent differences	187	(175)	467	(460)
Prior year permanent differences	(367)	(1,560)	(367)	(1,560)

	$25,663	$15,612	$51,153	$26,439

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

The Company made contributions of $1.6 million to the plan during the third quarter of 2007. The Company does not expect to make contributions to the plan during the remainder of 2007.

The components of net periodic benefit cost recognized during interim periods are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$202	$186	$606	$558
Interest cost	436	410	1,308	1,230
Expected return on plan assets	(535)	(460)	(1,605)	(1,380)
Amortization of prior service cost	20	20	60	60

	$123	$156	$369	$468

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

Based on analyses of currently available information it is probable that costs associated with the site will be $0.8 million. We reserved approximately $0.8 million as of September 30, 2007 in accordance with SFAS No.5, Accounting for Contingencies, although it is possible that costs could exceed this amount by up to approximately $2.8 million. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

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

11. Subsequent Events

On October 21, 2007, the Company signed a definitive agreement to be acquired by affiliates of Hellman & Friedman LLC in an all-cash transaction valued at approximately $2.65 billion, on an enterprise value basis. Under the terms of the agreement, the Company’s shareholders will receive $25.60 in cash for each outstanding share of stock upon the closing of the transaction. Subject to satisfying the closing conditions in the merger agreement, the transaction is expected to be completed in the first quarter of 2008, at which point upon closing of the transaction, we will cease to be a publicly-traded company.

On October 26, 2007 a putative class action on behalf of all similarly situated stockholders of the Company was filed in Harris County District Court, Texas, styled Call4U Ltd. v. Carroll, Case Number 2007-66888. The lawsuit names as defendants the Company, all of its directors and H&F, and it asserts claims for breach of fiduciary duty against the directors and aiding and abetting such breaches against H&F. The Company has not received service of process for this lawsuit as of the date hereof. The plaintiff seeks an injunction restraining the closing of the merger, reimbursement of associated attorneys’ and experts’ fees and other relief that the court deems proper. We believe these claims are without merit and we intend to conduct a vigorous defense, however, there can be no assurances that we will be successful in our defense of these claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contain forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; the realization of expected tax benefits; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets; the occurrence of any effect, event, development or change that could give rise to the termination of the merger agreement; the outcome of any legal proceedings that may be instituted against us and others following announcement of entering into the merger agreement; the inability to complete the merger due to failure to satisfy conditions to completion of the merger, including the receipt of regulatory approvals; the failure to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the proposed transactions; risks that the proposed transactions disrupt current plans and operations and the potential difficulties in employee retention; risks that the proposed transactions cause our customers or service providers to terminate or reduce their relationship with us; the amount of the costs, fees, expenses and charges related to the merger and the actual terms of certain financings that will need to be obtained for the merger; the impact of the indebtedness that will be incurred to finance the consummation of the merger and the risks and uncertainties described in our Annual Report on Form 10-K, as filed on March 30, 2007, section labeled, “Risk Factors” and in the “Risk Factors” included in this Quarterly Report on Form 10-Q.

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

Recent Developments

On October 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chill Holdings, Inc. (referred to as “Parent”) and its wholly-owned merger subsidiary (referred to as “Merger Sub”). Under the Merger Agreement, Parent has agreed to acquire all of the issued and outstanding shares of our common stock through a merger (referred to as the “Merger”) of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Hellman & Friedman LLC.

If the Merger is completed, our stockholders will receive $25.60 in cash, without interest, for each share of our common stock that they own.

In connection with the Merger, Parent has entered into separate voting agreements (the “voting agreements”) with certain entities controlled by Apollo Management V, L.P. and the Goodman family, who collectively own a majority of our outstanding common stock. In the voting agreements, the stockholders who are parties to such agreements have agreed, among other things, to vote their shares of Company common stock held by them in favor of the approval of the Merger, the approval and adoption of the Merger Agreement and against any competing proposal.

Also in connection with the Merger, the Company has agreed to commence a tender offer and consent solicitation to repurchase all of the Company’s outstanding Senior Floating Rate Notes due 2012 and 7 7/8% Senior Subordinated Notes due 2012. The Company has agreed to call for redemption (with redemption to occur on the earliest date permitted under the applicable indenture) all such notes not tendered and accepted for payment.

The Merger cannot be completed until each closing condition contained in the Merger Agreement is satisfied or waived, including approval by the Company’s stockholders, expiration or termination of all waiting periods required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the requirement that the Company and its subsidiaries, on a consolidated basis, have realized not less than $255 million in EBITDA (as defined in the Merger Agreement) for the fiscal year ended December 31, 2007, and other customary conditions.

2004 Acquisition

On December 23, 2004, we were acquired by affiliates of Apollo Management, L.P., or “Apollo”, our senior management and certain trusts associated with members of the Goodman family. We refer to this transaction as the “2004 Acquisition.” In connection with the 2004 Acquisition, Goodman Global Holdings, Inc., a Texas corporation, which we refer to as the “Seller,” sold all of its equity interest in its subsidiaries as well as substantially all of its assets and liabilities for $1,477.5 million plus a working capital adjustment of $29.8 million. The 2004 Acquisition was financed with the net proceeds of a private offering of senior unsecured notes, borrowings under our senior secured credit facilities and $477.5 million of equity contributions by affiliates of Apollo, the Goodman family trusts and certain members of senior management, which consisted of $225.0 million of our Series A Preferred Stock and $252.5 million of our common stock. In connection with the 2004 Acquisition, the Goodman family trusts and members of senior management invested approximately $101.0 million and $18.2 million, respectively.

The 2004 Acquisition was recorded as of December 23, 2004, in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations, and Emerging Issues Task Force 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair value for the interests acquired and assumed liabilities by the new investors and at the carrying basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, we revalued the net assets at the acquisition date to the extent of the new investors’ ownership of 79%. The remaining 21% ownership was accounted for at the continuing investors’ carrying basis of the company. An adjustment of $144.6 million to record this effect was included as a reduction of shareholders’ equity. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair market values to the extent of the new investors’ 79% ownership, with the remainder of $391.3 million allocated to goodwill. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of property, plant and equipment and intangible assets.

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

Markets and Sales Channels

We manufacture and market an extensive line of heating, ventilation and air conditioning products for the residential and light commercial markets in the United States and Canada. These products include split-system air conditioners and heat pumps, gas furnaces, package units, air handlers, package terminal air conditioners, evaporator coils, flexible duct and accessories. Essentially all of our products are manufactured and assembled at facilities in Texas, Tennessee, Florida and Arizona and are distributed through more than 800 distribution points across North America.

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

Commodity costs have generally continued to increase since 2004. To address these increases, we increased prices in the second and fourth quarters of 2006 with respect to many of our products. We have also announced a January 2008 price increase on certain products to our company-operated and independent distributors. We believe our price increases will allow us to recapture lost profit margin. A continued high level of commodity prices or further increase in commodity prices could have a material adverse effect on our results of operations. There can be no assurance that our price increases will not affect demand for our products. To enhance price stability in the market price of major raw material commodities, such as copper and aluminum used in the manufacturing process, we may enter commodity derivatives to fix the cost of the commodity.

During the third quarter of 2006 and the first nine months of 2007, we entered into swaps for a portion of our 2007 and 2008 aluminum supply. These swaps, which expire by October 31, 2008, have a notional amount of $41.1 million and a fair market value as a payable of $1.4 million as of September 30, 2007. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. We have assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. Any such differences for the three and nine months ended September 30, 2007 were immaterial.

During the fourth quarter of 2006 and the first nine months of 2007, we entered into swaps for a portion of our 2007 and 2008 copper supply. These swaps, which expire by June 30, 2008, have a notional amount of $23.2 million and a fair market value as a receivable of $4.9 million as of September 30, 2007. These instruments have been designated as cash flow hedges and changes in the fair market value of these hedge instruments are reported in accumulated other comprehensive income. We have assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other income, net in the statement of income. Any such differences for the three and nine months ended September 30, 2007 were immaterial.

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

Also during the second quarter of 2006, we entered into collars for a portion of our 2006 aluminum supply. These collars expired on December 31, 2006. These collars did not qualify for hedge accounting under SFAS 133 and, therefore, changes in its fair market value totaling $0.9 million loss ($0.6 million, net of tax) and $7.5 million loss ($4.9 million, net of tax) were recorded in other (income) expense, net in the statement of income during the three and nine months ended September 30, 2006, respectively.

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

Depreciation expense is primarily impacted by capital expenditure levels. Equipment is depreciated on a straight line method over the assets’ remaining useful lives. Under the rules of purchase accounting, we have adjusted the value of our assets and liabilities to their respective estimated fair values, to the extent of the new investors’ ownership in connection with the 2004 Acquisition, with any excess of the purchase price over the fair market value of the net assets acquired allocated to goodwill or intangible assets. As a result of these adjustments to our asset basis, our depreciation and amortization expenses increased.

Interest expense, net consists of interest expense, net of interest income and gains or losses on the related interest rate derivative instruments. In addition, interest expense includes the amortization of the financing costs associated with the debt incurred as a result of the 2004 Acquisition.

Other income (expense), net consists of gains and losses on the disposals of assets, any ineffectiveness related to derivative instruments and miscellaneous income or expense.

Income taxes

As a result of the 2004 Acquisition, there was a significant step-up in the book basis of our assets. We believe that for a majority of the step-up in basis, we will receive tax deductions, significantly reducing our cash tax payments from what they would have been without such deductions. It is also expected that a substantial portion of the goodwill recorded in the acquisition will be deductible for income tax purposes.

At September 30, 2007, we had a valuation allowance of $3.4 million against certain net operating loss carryforwards. We believe that the remaining deferred tax assets at September 30, 2007, amounting to $66.7 million, are realizable through carrybacks, future reversals of existing taxable temporary differences, and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income. These factors have been considered in determining the valuation allowances.

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

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of income data for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Consolidated statement of operation data:
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.4%	76.2%	75.5%	76.8%
Selling, general and administrative expenses	10.1%	9.2%	10.5%	11.3%
Depreciation and amortization	1.6%	1.6%	1.7%	1.7%

Operating profit	14.9%	12.9%	12.3%	10.2%
Interest expense, net	2.9%	3.5%	3.3%	4.3%
Other (income) expense	(0.1)%	0.2%	(0.1)%	0.5%

Earnings before taxes	12.1%	9.2%	9.1%	5.4%
Provision for income taxes	4.5%	3.0%	3.4%	1.9%

Net income	7.6%	6.2%	5.7%	3.5%

Three Months Ended September 30, 2007 Compared to September 30, 2006

Sales, net. Net sales for the three months ended September 30, 2007 were $565.5 million, a $48.3 million, or 9.3%, increase from $517.2 million for the three months ended September 30, 2006. This increase is primarily due to a 7% growth in sales volume and favorable product mix including the continued shift to the higher priced, higher SEER cooling products. In addition, we benefited from our October 2006 price increase, which added approximately 2% to our third quarter sales dollars as compared to the prior year. Our sales volume benefited from the new company operated distribution centers that were opened in 2006 and 2007, 7 and 9, respectively, and the maturing of the 39 company-operated distribution centers opened in 2004 and 2005.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2007 was $415.2 million, a $21.1 million, or 5.3%, increase from $394.1 million for the three months ended September 30, 2006. Cost of goods sold as a percentage of net sales decreased from 76.2% for the three months ended September 30, 2006 to 73.4% for the three months ended September 30, 2007. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product design modifications, increased productivity and efficiencies in our factories, the October 2006 price increase, and lower commodity costs than in the same period of last year.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2007 were $57.2 million, a $9.4 million, or 19.6%, increase from $47.8 million for the three months ended September 30, 2006. As a percentage of net sales, selling, general and administrative expenses were 10.1% and 9.2% for the three months ended September 30, 2007 and September 30, 2006, respectively. The increase in selling, general and administrative expense as a percentage of net sales is primarily due to our continued investment in several of our key growth initiatives, higher incentive compensation expense, and, the additional costs of operating as a public company. These key growth initiatives include costs for expansion of our company-operated distribution network, an increase in our dealer recruitment activities and our sales manager training program.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2007 was $9.1 million, a $0.7 million increase from $8.4 million for the three months ended September 30, 2006. The increase was primarily due to higher depreciation expense as the result of the capitalization and related depreciation of the capital expenditures associated with the transition to the federally mandated 13 SEER minimum efficiency requirements and capacity expansion at our production facilities throughout 2006.

Operating profit. Operating profit for the three months ended September 30, 2007 was $84.0 million, a $17.1 million, or 25.6%, increase from the operating profit of $66.9 million reported for the three months ended September 30, 2006. Operating profit increased for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 due to higher gross profit as a result of increased sales volume, the October 2006 price increase, cost-reducing product design modifications, and productivity and efficiency gains in the factories, partially offset by increases in selling, general and administrative expenses and depreciation.

Interest expense, net. Interest expense, net for the three months ended September 30, 2007 was $16.4 million, a decrease of $1.8 million from $18.2 million reported for the three months ended September 30, 2006. Interest expense for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 decreased due to the lower amount of debt outstanding and more interest income, slightly offset by higher interest rates on our remaining outstanding debt. The outstanding long-term debt balance as of September 30, 2007 was $835.4 million compared to $888.1 million as of September 30, 2006.

Other (income) expense, net. Other (income) expense for the three months ended September 30, 2007 was $1.1 million income, a net change of $1.9 million from $0.8 million expense reported for the three months ended September 30, 2006. The change in other (income) expense is primarily due to a $0.8 million charge in the third quarter of 2006 for unrealized losses resulting from the change in fair market value of some of our commodity derivatives that did not qualify for hedge accounting treatment and $0.7 million of net gains from asset dispositions recognized in the third quarter of 2007.

Provision for income taxes. The income tax provision for the three months ended September 30, 2007 was $25.7 million, an increase of $10.1 million compared to an income tax provision of $15.6 million for the three months ended September 30, 2006. The increase in the provision for income taxes is due to the increased pre-tax income generated in the third quarter of 2007 and a higher effective tax rate for this period. The effective tax rates for the three months ended September 30, 2007 and September 30, 2006 were 37.3% and 32.6%, respectively. The increase in the effective tax rate is due to the impact of recently enacted higher Texas state taxes, the effect of FIN 48, and the expiration of the 2006 benefit from the Extraterritorial Income Exclusion, net of the benefit of the increased Domestic Production Activities Deduction for 2007.

Nine Months Ended September 30, 2007 Compared to September 30, 2006

Sales, net. Net sales for the nine months ended September 30, 2007 were $1,509.5 million, a $107.1 million, or 7.6%, increase from $1,402.4 million for the nine months ended September 30, 2006. The sales growth is primarily due to the 5% increase from the continued shift to higher priced, higher SEER cooling products in our sales mix. In addition we benefited from our April and October 2006 price increases. These added approximately 2% to our nine months ended September 30, 2007 sales dollars as compared to the same period in the prior year. Our sales volumes were consistent with prior year, including the net new company-operated distribution centers that were opened in 2006 and the first nine months of 2007, 7 and 9, respectively, and the maturing of the 39 company-operated distribution centers opened in 2004 and 2005.

Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2007 was $1,140.0 million, a $63.2 million, or 5.9%, increase from $1,076.8 million for the nine months ended September 30, 2006. This increase primarily relates to higher sales and higher commodity costs associated with copper and aluminum. Cost of goods sold as a percentage of net sales decreased from 76.8% for the nine months ended September 30, 2006 to 75.5% for the nine months ended September 30, 2007. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product design modifications, increased productivity and efficiencies in our factories and the two price increases implemented in 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $158.3 million, a $0.1 million, or 0.1%, increase from $158.2 million for the nine months ended September 30, 2006. As a percentage of net sales, selling, general and administrative expenses were 10.5% and 11.3% for the nine months ended September 30, 2007 and September 30, 2006, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2006 included IPO-related expenses associated with the termination of the management agreement with Apollo and acceleration of stock options totaling $16.7 million. Excluding these IPO-related expenses, selling, general and administrative expenses for the nine months ended September 30, 2007 increased in dollars and as a percentage of net sales from the nine months ended September 30, 2006. The increase in selling, general and administrative expense is primarily due to our continued investment in several of our key growth initiatives, increased incentive compensation expenses, and the additional costs of operating as a public company. These key growth initiatives include costs for expansion of our company-operated distribution network, an increase in our dealer recruitment activities and our sales manager training program.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2007 was $25.8 million, a $2.0 million increase from $23.8 million for the nine months ended September 30, 2006. The increase was primarily due to higher depreciation expense related to capital expenditures associated with the transition to the federally mandated 13 SEER minimum efficiency requirements and capacity expansion at our production facilities.

Operating profit. Operating profit for the nine months ended September 30, 2007 was $185.3 million, a $41.8 million, or 29.1%, increase from the operating profit of $143.5 million reported for the nine months ended September 30, 2006. Operating profit for the nine months ended September 30, 2006 was negatively impacted by the $16.7 million IPO-related expenses discussed above. In addition, operating profit increased for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006 due to higher gross profit as a result of increased sales of higher SEER products, the 2006 price increases, cost-reducing product design modifications and, increased productivity and efficiency gains in the factories, partially offset by increases in selling, general and administrative expenses and depreciation.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2007 was $50.3 million, a decrease of $9.5 million from $59.8 million reported for the nine months ended September 30, 2006. Interest expense for the nine months ended September 30, 2006 included a $1.4 million premium paid for the early pay-down of debt and the acceleration of $2.3 million of deferred financing costs as the result of the early debt pay-down using proceeds from our initial public offering. In addition, interest expense for the nine months ended September 30, 2007 decreased $5.8 million as compared to the nine months ended September 30, 2006 due to the lower amount of debt outstanding and more interest income, slightly offset by higher interest rates on our remaining outstanding debt. The outstanding long-term debt balance as September 30, 2007 was $835.4 million compared to $888.1 million as of September 30, 2006.

Other (income) expense, net. Other (income) expense for the nine months ended September 30, 2007 was $2.8 million income, a net change of $9.8 million from $7.0 million expense reported for the nine months ended September 30, 2006. The change in other (income) expense is primarily due to a $7.4 million charge taken in 2006 for unrealized losses resulting from the change in fair market value of some of our commodity derivatives that did not qualify for hedge accounting treatment and the $2.0 million net gain from asset dispositions recognized in 2007.

Provision for income taxes. The income tax provision for the nine months ended September 30, 2007 was $51.1 million, an increase of $24.7 million compared to an income tax provision of $26.4 million for the nine months ended September 30, 2006. The increase in the provision for income taxes is due to the increased pre-tax income generated in 2007 and a higher effective tax rate for the period. The effective tax rate for the nine months ended September 30, 2007 and September 30, 2006 was 37.1% and 34.5%, respectively. The increase in the effective tax rate is due to the impact of recently enacted higher Texas state taxes, the effect of FIN 48, and the expiration of the 2006 benefit from the Extraterritorial Income Exclusion, net of the benefit of the increased Domestic Production Activities Deduction for 2007.

Liquidity, Capital Resources and Off-balance Sheet Arrangements

As of September 30, 2007, we had cash and cash equivalents of $155.0 million and working capital of $326.1 million, excluding current maturities of long-term debt of $3.5 million, and the ability to borrow $141.7 million under our revolving credit facility, which includes outstanding letters of credit totaling $33.3 million issued under the credit facility. We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs over the next 12 to 24 months. Our future liquidity requirements will be for working capital, capital expenditures and general corporate purposes.

Operating activities. For the nine months ended September 30, 2007, we generated $156.1 million of cash from operations compared to $0.7 million of cash used in operations for the nine months ended September 30, 2006. Cash from operations for the nine months ended September 30, 2007 was affected by higher net income and lower inventory levels as a result of less complexity in our product mix and improved productivity in the factories and logistics centers which allowed us to operate closer to market demand. Furthermore, we have higher accounts payable and accrued expenses, offset by higher accounts receivable as a result of our increased sales in the quarter compared to the prior year. Cash used in operations for the nine months ended September 30, 2006 was negatively impacted by higher inventory as a result of the industry shift to the more costly 13-and-higher SEER products and increased commodity costs. The prior year was also affected by increases in accounts receivable and inventory offset by higher net income and higher accounts payable and accrued liabilities.

Investing activities. For the nine months ended September 30, 2007, cash used in investing activities was $10.1 million compared to $31.5 million for the nine months ended September 30, 2006. This usage was primarily due to capital expenditures of $22.1 million and $31.5 million for the nine months ended September 30, 2007 and 2006, respectively. The capital expenditures for the nine months ended September 30, 2007 were offset by the proceeds of $12.0 million primarily from the sales of three buildings and associated land used in our company-operated distribution network. The increased capital expenditures for the nine months ended September 30, 2006 were attributable primarily to the new product platform projects and capacity expansion within our factories.

Financing activities. For the nine months ended September 30, 2007, we used $2.5 million from financing activities compared to $23.6 million provided by financing activities for the nine months ended September 30, 2006. Financing activities for the nine months ended September 30, 2007 primarily included the payments of long-term debt of $2.6 million. The net cash provided by financing activities for the nine months ended September 30, 2006 was primarily due to proceeds from our initial public offering of $354.5 million, offset by the redemption of our preferred stock and associated accrued dividends of $255.2 million, repayments of long-term debt of $73.3 million and $2.4 million of initial public offering costs.

Recent Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 on January 1, 2007. As a result of the implementation of FIN 48, we recognized an adjustment in the liability for unrecognized income tax benefits of $1.1 million which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In addition, we reclassified $18.2 million from deferred taxes to other long-term liabilities. At September 30, 2007 we have $27.4 million of unrecognized tax benefits. Subject to future interpretations, we believe our unrecognized tax benefits will increase in future periods.

We recognize interest and penalties related to uncertain tax positions in income tax expense. There is no material impact on our effective tax rate for the period. As of September 30, 2007, we have approximately $2.1 million of accrued interest related to uncertain tax positions.

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

During the first nine months of 2007, one of our interest rate swap instruments with a notional amount of $150.0 million matured based on its terms.

During the third quarter of 2006 and the first nine months of 2007, the Company entered into swaps for a portion of its 2007 and 2008 aluminum supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by October 31, 2008, have a notional amount of $41.1 million and a fair market value as a payable of $1.4 million as of September 30, 2007. During the fourth quarter of 2006 and the first nine months of 2007, the Company entered into swaps for a portion of its 2007 and 2008 copper supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by June 30, 2008, have a notional amount of $23.2 million and a fair market value as a receivable of $4.9 million as of September 30, 2007. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased; to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. Any ineffectiveness for the three and nine months ended September 30, 2007 was immaterial.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information regarding litigation and environmental matters described in Note 10 of the Notes to the Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

On October 26, 2007 a putative class action on behalf of all similarly situated stockholders of the Company was filed in Harris County District Court, Texas, styled Call4U Ltd. v. Carroll, Case Number 2007-66888. The lawsuit names as defendants the Company, all of its directors and H&F, and it asserts claims for breach of fiduciary duty against the directors and aiding and abetting such breaches against H&F. The Company has not received service of process for this lawsuit as of the date hereof. The plaintiff seeks an injunction restraining the closing of the merger, reimbursement of associated attorneys’ and experts’ fees and other relief that the court deems proper. We believe these claims are without merit and we intend to conduct a vigorous defense, however, there can be no assurances that we will be successful in our defense of these claims.

Item 1A.	Risk Factors

Except as described below, there are no material changes to the disclosure relating to risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2006. The information below should be read in conjunction with the risk factors and information disclosed in our Form 10-K.

Risks Related to the Pending Sale of Our Company

Any failure to complete the pending sale of our Company could materially adversely impact the market price of our common stock as well as our business, financial condition and results of operations.

Consummation of the Merger is subject to our and Parent’s performance under the Merger Agreement and a number of closing conditions. If the Merger is not completed for any reason, the price of our common stock will likely decline to the extent that the market price of our common stock reflects market assumptions that the Merger will be completed and the premium implied by the merger consideration will be realized. We may also be subject to additional risks, including, among others:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement with Parent, or the failure of the Merger to close for any other reason;

•

under the terms of the Merger Agreement, in certain circumstances we would be required to pay a termination fee in connection with a termination of the Merger Agreement, for which we would be solely responsible;

•

our management has spent a significant amount of their time and efforts directed toward the Merger and the related transactions, which time and efforts otherwise would have been spent on our business and other opportunities that could have been beneficial to us;

•	costs relating to the Merger and related transactions, such as legal and accounting fees, much of which must be paid regardless of whether the Merger is completed;

•	uncertainties relating to the Merger and related transactions may adversely affect our relationships with our employees, vendors and customers; and

•

the outcome of any litigation or judicial actions that have been or may be instituted against us, our board of directors and others relating to the Merger Agreement or any settlement of such litigation or judicial actions.

Accordingly, investors should not place undue reliance on the occurrence of the Merger. In addition, if the Merger does not occur, there can be no assurance that a comparable transaction will be consummated that results in investors’ shares being purchased. The realization of any of these risks may materially adversely affect our business, financial condition, results of operations or the market price of our common stock.

In certain circumstances, the Merger Agreement requires us to pay Parent a termination fee of $55.7 million, and any such payment could have material and adverse consequences to our financial condition and operations.

Under the Merger Agreement, we may be required to pay to Parent a termination fee of $55.7 million if the Merger Agreement is terminated under certain circumstances. Should the Merger Agreement be terminated in circumstances under which the termination fee is payable, the payment could have material and adverse consequences to our financial condition and operations after such time.

We could incur substantial merger-related costs in connection with the Merger.

We expect to incur a number of non-recurring costs associated with completing the Merger. These costs could be substantial and could have an adverse effect on our reported results before the consummation of the Merger.

The pendency of the Merger could materially adversely affect our business and operations.

In connection with the pending Merger, some of our vendors, customers and strategic partners may delay or defer decisions relating to their ongoing and future relationships with us, which could negatively affect our revenues, earnings and cash flows and adversely affect our prospects, which could be detrimental to our stockholders if the Merger is not consummated.

Uncertainties associated with the Merger may cause a loss of employees and may otherwise materially adversely affect our business and operations.

Our future results of operations will depend in part upon our ability to retain existing highly skilled and qualified employees and to attract new employees. Current and prospective employees may experience uncertainty about their roles following the effective time of the Merger. This uncertainty may materially adversely affect our ability to attract and retain key management, sales, marketing, technical and other personnel. This inability to retain key personnel could have an adverse effect on our ability to operate the business in the event the Merger is not consummated.

The Merger Agreement contains restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

The Merger Agreement contains restrictive covenants that will limit our ability to, among other things:

•	incur or guarantee additional indebtedness or raise additional capital;

•	purchase equity interests;

•	create or incur certain liens;

•	enter into transactions with affiliates;

•	issue or sell capital stock of subsidiaries; and

•	sell or acquire assets or businesses.

Although the Merger Agreement provides that Parent will not unreasonably withhold its consent to us taking otherwise prohibited actions, there can be no assurances that Parent will grant such consent. The requirement that we comply with these provisions prior to the Merger may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities, obtain future financing, fund needed capital expenditures, or finance equipment purchases, any of which could have a material and adverse effect on the prospects of our business, which could be detrimental to our stockholders in the event the Merger is not consummated.

If the lenders that have provided commitment letters for the funds necessary to complete the Merger are not required or refuse to fund, Parent will have to seek other financing to complete the Merger, which financing may not be available.

Parent has obtained commitment letters for senior secured credit facilities and a senior subordinated facility to be made available to Parent and/or one or more of its subsidiaries for purposes of, among other things, financing the merger consideration. Parent’s ability to draw on the proposed loan facility is subject to the satisfaction of certain conditions. Under the Merger Agreement, Parent’s obligation to consummate the Merger, however, is not conditioned upon receipt or availability of financing. Although Parent expects that it will be able to draw on the proposed loan facility, in the event Parent is unable to do so, Parent will be required to seek substitute financing to raise the necessary funds to pay the merger consideration. Such substitute financing may be unavailable. In such event, Parent may still terminate the Merger Agreement and our only recourse will be either (x) to collect a termination fee and expenses from Parent or (y) to sue Parent for damages, up to a $139.2 million liability cap.

Rating agencies could downgrade their corporate debt ratings for us before the effective time of the Merger. Such downgrades could have a material adverse effect on the ongoing cost of financing our business.

Some rating agencies that provide corporate ratings on us or provide ratings on our debt may downgrade their corporate or debt ratings with respect to us in light of the pending Merger and the financing thereof. A downgrade could materially adversely affect our ability to finance our operations, including increasing the cost of obtaining financing under existing or future facilities or of debt securities, and may effect the payment terms offered by vendors which could result in a negative impact on our liquidity.

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

Goodman Global, Inc.

Date: November 7, 2007	/s/ Lawrence M. Blackburn
Lawrence M. Blackburn
Executive Vice President and Chief Financial Officer