Form 10-Q
period 2008-06-30
Goodman Global Inc
filed 2008-08-14
CIK 1314655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

GOODMAN GLOBAL, INC.

Form 10-Q

For the Three Months Ended June 30, 2008 and the periods January 1 to February 13, 2008 and February 14 to June 30, 2008

Index

Part I. Financial Information

ITEM 1.	Financial Statements	3
	Consolidated Condensed Balance Sheets – June 30, 2008 (Successor) (Unaudited) and December 31, 2007 (Predecessor)	3
	Consolidated Condensed Statements of Income for the periods February 14, 2008 to June 30, 2008 (Successor) (Unaudited), January 1 to February 13, 2008 (Predecessor) (Unaudited), the Three Months Ended June 30, 2008 (Successor) (Unaudited) and the Three and Six Months Ended June 30, 2007 (Predecessor) (Unaudited)	4
	Consolidated Condensed Statement of Shareholders’ Equity at June 30, 2008 (Successor) (Unaudited) and February 13, 2008 (Predecessor) (Unaudited)	5
	Consolidated Condensed Statements of Cash Flows for the periods February 14, 2008 to June 30, 2008 (Successor) (Unaudited), January 1 to February 13, 2008 (Predecessor) (Unaudited) and the Six Months Ended June 30, 2007 (Predecessor) (Unaudited)	6
	Notes to Consolidated Condensed Financial Statements (Unaudited)	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 4.	Controls and Procedures	23

Part II. Other Information

ITEM 1.	Legal Proceedings	23
ITEM 1A.	Risk Factors	23
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 3.	Defaults Upon Senior Securities	23
ITEM 4.	Submission of Matters to a Vote of Security Holders	23
ITEM 5.	Other Information	23
ITEM 6.	Exhibits	23

Part I. Financial Information

Item 1. Financial Statements

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	Successor	Predecessor
	June 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$29,987	$18,955
Restricted cash	2,700	2,600
Accounts receivable, net of allowance for doubtful accounts ($8.0 million at June 30, 2008 and $7.0 million at December 31, 2007)	336,326	217,035
Inventories	274,483	277,723
Deferred tax assets	35,068	41,062
Other current assets	68,076	18,246

Total current assets	746,640	575,621
Property, plant, and equipment, net	184,244	159,395
Goodwill	1,394,058	391,287
Identifiable intangibles	782,286	398,707
Deferred tax assets	—	28,059
Deferred financing costs	41,589	14,548

Total assets	$3,148,817	$1,567,617

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$154,567	$104,438
Accrued warranty	38,548	39,669
Other accrued expenses	111,151	92,040
Current portion of long-term debt	8,000	3,500

Total current liabilities	312,266	239,647
Long-term debt, less current portion	1,340,913	651,925
Deferred tax liabilities	151,572	—
Other long-term liabilities	61,134	53,939
Common stock, par value of $.01, 275,000,000 shares authorized, 68,938,590 issued and outstanding as of December 31, 2007	—	689
Common stock, par value of $.01, 1,000 shares authorized, 10 shares issued and outstanding as of June 30, 2008	—	—
Accumulated other comprehensive income	(366)	337
Additional paid-in capital	1,283,209	466,056
Retained earnings	89	155,024

Total shareholders’ equity	1,282,932	622,106

Total liabilities and shareholders’ equity	$3,148,817	$1,567,617

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	February 14 to June 30, 2008	January 1 to February 13, 2008	Six Months Ended June 30, 2007
	(unaudited, in thousands)
Sales, net	$588,355	$563,722	$806,085	$147,137	$943,996
Costs and expenses:
Cost of goods sold	452,026	421,578	641,727	115,714	724,840
Selling, general, and administrative expenses	58,917	55,152	86,209	22,677	101,078
Acquisition-related expenses	—	—	—	42,939	—
Depreciation expense	7,946	6,196	12,150	2,791	12,291
Amortization expense	5,027	2,216	7,714	1,044	4,432

Operating (loss) profit	64,439	78,580	58,285	(38,028)	101,355
Interest expense	38,067	16,986	58,570	56,176	33,893
Other income	(283)	(503)	(423)	(347)	(1,630)

Earnings (losses) before taxes	26,655	62,097	138	(93,857)	69,092
Provision for (benefit from) income taxes	9,376	23,126	49	(27,815)	25,490

Net income (loss)	$17,279	$38,971	$89	$(66,042)	$43,602

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited, in thousands)
Predecessor
Balance at December 31, 2007	$689	$466,056	$155,024	$337	$622,106

Net loss	—	—	(66,042)	—	(66,042)
Foreign currency translation	—	—	—	(41)	(41)
Change in fair value of derivatives, net of tax	—	—	—	9,099	9,099

Comprehensive loss					(56,984)
Accrued stock options	—	31,510	—	—	31,510

Balance at February 13, 2008	$689	$497,566	$88,982	$9,395	$596,632

Successor
Balance at February 14, 2008	$—	$—	$—	$—	$—
Net income	—	—	89	—	89
Foreign currency translation	—	—	—	(701)	(701)
Change in fair value of derivatives, net of tax	—	—	—	335	335

Comprehensive loss					(277)
Equity contribution	—	1,278,247	—	—	1,278,247
Accrued stock options	—	1,984	—	—	1,984
Issuance of stock	—	2,978	—	—	2,978

Balance at June 30, 2008	$—	$1,283,209	$89	$(366)	$1,282,932

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Successor	Predecessor	Predecessor
	February 14 to June 30, 2008	January 1 to February 13, 2008	Six Months Ended June 30, 2007
	(unaudited, in thousands)
Operating activities
Net income (loss)	$89	$(66,042)	$43,602
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	12,150	2,791	12,291
Amortization	7,714	1,044	4,432
Allowance for bad debt	1,545	(1,019)	10
Deferred tax provision	(21,447)	(3,908)	4,745
Gain on disposal of assets	(229)	(42)	(1,224)
Amortization of inventory step-up in basis	47,991	—	—
Compensation expense related to stock options	1,984	6,240	1,392
Amortization of deferred financing costs	3,820	14,548	2,156
Amortization of original issue discount	2,913	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(134,322)	14,105	(116,840)
Inventories	26,349	(36,053)	8,165
Other assets	19,674	(54,700)	(3,060)
Accounts payable and accrued expenses	77,243	80,347	86,959

Net cash provided by (used in) operating activities	$45,474	$(42,689)	$42,628
Investing activities
Purchases of property, plant, and equipment	(3,894)	(3,409)	(18,066)
Proceeds from the sale of property, plant, and equipment	1,201	1	5,366
Change in restricted cash	—	(100)	—
Acquisition, net of assumed debt	(1,940,578)	—	—

Net cash used in investing activities	$(1,943,271)	$(3,508)	$(12,700)
Financing activities
Proceeds from long-term debt, net of original issue discount	1,373,000	—	—
Repayments of long-term debt	(657,425)	—	(1,750)
Net borrowing (payments) under revolving line facility	(25,000)	11,500	—
Equity contribution	1,278,247	—	—
Equity issuance costs	(8,036)	(99)	—
Issuance of stock	2,978	—	—
Deferred finance costs	(45,409)	—	—
Exercise of options	—	—	77
Excess tax benefit from exercise of options	—	25,270	—

Net cash provided by (used in) financing activities	$1,918,355	$36,671	$(1,673)

Net increase (decrease) in cash	20,558	(9,526)	28,255
Cash at beginning of period	9,429	18,955	11,569

Cash at end of period	$29,987	$9,429	$39,824

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,493	$43,547	$31,108
Income taxes	$3,504	$402	$2,480
Non-cash item: Accrual for purchases of property, plant and equipment	$247	$425	$338

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three Months Ended June 30, 2008 and Periods January 1 to February 13, 2008 and February 14 to June 30, 2008

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Goodman Global, Inc. (the Company), have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended June 30, 2008 and periods January 1 to February 13, 2008 and February 14 to June 30, 2008 are not necessarily indicative of the results that may be expected for a full year. Although there is demand for the Company’s products throughout the year, in each of the past three years approximately 56% to 58% of total sales occurred in the second and third quarters of the fiscal year. The Company’s peak production occurs in the first and the second quarters in anticipation of peak sales quarters.

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007.

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

In order to capitalize on the long-term growth prospects of the business, on October 21, 2007, Chill Holdings, Inc. (Parent), Chill Acquisition, Inc., a subsidiary of Parent (Merger Sub), and the Company entered into an agreement and plan of merger (the Merger Agreement) pursuant to which Merger Sub merged with and into the Company on February 13, 2008 (the 2008 Acquisition). Merger Sub was incorporated on October 15, 2007 for the purpose of acquiring the Company and did not have any operations prior to February 13, 2008 other than in connection with the 2008 Acquisition. Parent is controlled by investment funds affiliated with Hellman & Friedman LLC, and other stockholders include investment funds affiliated with GSO Capital Partners L.P., Farallon Capital Partners L.P. and AlpInvest Partners N.V., along with certain other investors that GSO syndicated their investments to, as well as certain members of the Company’s management. The acquisition was financed through these entities contributing a total of $1,278.2 million to Parent in connection with the 2008 Acquisition along with the net proceeds of a private placement of $500.0 million aggregate principal amount of 13.50%/14.00% senior subordinated notes due 2016 (wholly and unconditionally guaranteed by each subsidiary guarantor), $800.0 million borrowed under the senior secured term credit agreement, and $105.0 million borrowed under the asset-based revolving credit agreement, totaling $1,373.0 million.

On February 13, 2008, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the 2008 Acquisition was converted into the right to receive $25.60 in cash. In addition, all outstanding options to acquire the Company’s common stock issued pursuant to the Company’s equity plans, whether or not vested, became fully vested as of the time immediately prior to the 2008 Acquisition and were cancelled and converted into cash payments.

The financial statements for the three months ended June 30, 2008 and periods January 1 to February 13, 2008 and February 14 to June 30, 2008, have been presented to reflect the Company prior to the 2008 Acquisition (Predecessor) and subsequent to the 2008 Acquisition (Successor).

2. Significant Accounting Policies and Balance Sheet Accounts

Restricted Cash and Cash Equivalents

Cash equivalents represent short-term investments with an original maturity of three months or less. At June 30, 2008 and December 31, 2007, the restricted cash pertains to the Company’s extended warranty program.

Inventories

        Inventory costs include material, labor, depreciation, logistics, and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method. As of the 2008 Acquisition, the Company’s inventory was increased by $48.0 million to reflect fair market value. As of June 30, 2008, this fair market value adjustment has been effectively reversed as the related inventory was sold and replaced by manufactured inventory valued at cost. The impact to our statement of income was an increase to our cost of goods sold of $24.0 million and $48.0 million during the three months ended June 30, 2008 and the period February 14 to June 30, 2008, respectively.

Inventories consist of the following (in thousands):

	Successor	Predecessor
	June 30, 2008	December 31, 2007
Raw materials and parts	$32,278	$29,958
Finished goods	242,205	247,765

Total inventories	$274,483	$277,723

A rollforward of inventory reserves consists of the following (in thousands):

	Successor	Predecessor	Predecessor
	February 14 to June 30, 2008	January 1 to February 13, 2008	Twelve Months Ended December 31, 2007
At the beginning of the period	$4,802	$4,735	$4,568
Current-period accruals	866	164	3,261
Current-period uses	(221)	(97)	(3,094)

At the end of the period	$5,447	$4,802	$4,735

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. As a result of the 2008 Acquisition, the Company’s property, plant, and equipment has been increased by $34.2 million to reflect fair market value. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Buildings are depreciated using the straight-line method over the estimated useful lives of the assets, which is 39 years. Equipment is depreciated on a straight-line basis over the assets’ remaining useful lives.

Property, plant and equipment consist of the following (in thousands):

	Useful Lives in Years	Successor	Predecessor
		June 30, 2008	December 31, 2007
Land	—	$14,417	$9,291
Buildings and improvements	10-39	49,859	50,827
Equipment	3-10	124,657	156,861
Construction-in-progress	—	7,458	6,904

		196,391	223,883
Less: Accumulated depreciation		(12,147)	(64,488)

Total property, plant and equipment		$184,244	$159,395

Deferred financing costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the period the related debt is anticipated to be outstanding. As a result of the 2008 Acquisition and the related extinguishment of Predecessor’s outstanding debt, Predecessor recognized an additional charge of $14.2 million in interest expense in the period ended February 13, 2008 related to the write off of the remaining deferred financing costs. In connection with the 2008 Acquisition and new debt structure, we incurred deferred financing costs of $45.4 million.

Identifiable Intangible Assets

The values assigned to amortizable intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount would be charged to amortization expense. Future operating results and residual values could therefore reasonably differ from our current estimates and could require a provision for impairment in a future period. Indefinite lived intangible assets are reviewed in accordance with SFAS No. 142, Goodwill and Other Intangibles by comparison of the fair market value with its carrying amount.

The values assigned to our identifiable intangible assets were determined using the income approach, whereby the fair value of an asset is based on the present value of its estimated future economic benefits. This approach was considered appropriate, as the inherent value of these intangible assets is their ability to generate current and future cash flows. The key assumption in using this approach is the identification of the revenue streams attributable to these assets based on budgeted future revenues. Amounts allocated to the identifiable intangibles are amortized on a straight-line basis over their estimated useful lives, with no residual value, as follows:

Customer Relationships	40 years
Trade Names—Amana	15 years
Trade Names—Other	Indefinite
Technology	10 years

Identifiable intangible assets as of June 30, 2008 consist of the following (in thousands):

	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$535,000	$(5,148)	$529,852
Trade names—Amana	40,000	(1,026)	38,974
Technology	40,000	(1,540)	38,460

Total intangible assets subject to amortization	615,000	(7,714)	607,286
Total indefinite-lived trade names	175,000	—	175,000

Total identifiable intangible assets	$790,000	$(7,714)	$782,286

As a result of the 2008 Acquisition, Predecessor’s intangible assets were eliminated at the date of acquisition. Predecessor recognized amortization expense related to these intangibles of $1.0 million in the period ended February 13, 2008 prior to their elimination.

The amortization related to the amortizable intangibles assets for Successor in the aggregate will be approximately $20.0 million per year over the next five years.

Accrued Warranty

A rollforward of the liabilities for warranties consists of the following (in thousands):

	Successor	Predecessor	Predecessor
	February 14 to June 30, 2008	January 1 to February 13, 2008	Twelve Months Ended December 31, 2007
At the beginning of the period	$38,567	$39,669	$41,773
Current-period accruals	16,719	3,542	40,801
Current-period uses	(16,738)	(4,644)	(42,905)

At the end of the period	$38,548	$38,567	$39,669

Other Accrued Expenses

Other accrued expenses consist of the following significant items (in thousands):

	Successor	Predecessor
	June 30, 2008	December 31, 2007
Accrued rebates	$32,145	$33,710
Accrued self insurance reserves	11,542	13,636
Interest	27,531	1,792
Other	39,933	42,902

Total accrued expenses	$111,151	$92,040

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FA5 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the Company’s creditworthiness when valuing certain liabilities.

The three-level fair value hierarchy for disclosure of fair value measurements defined by SFAS No. 157 is as follows:

Level 1	—	Quoted prices for identical instruments in active markets at the measurement date.

Level 2	—	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at the measurement date and for the anticipated term of the instrument.

Level 3	—	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Company’s valuation techniques are applied to all of the assets and liabilities carried at fair value as of January 1, 2008, upon adoption of SFAS No. 157. Currently, the Company’s derivative instruments are carried at fair value under SFAS No. 157. The fair values are based upon independently sourced market parameters. To ensure that these derivative instruments are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party and constraints on liquidity. Any such adjustment is not material as of June 30, 2008.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in millions):

	Fair Value Measurements on a Recurring Basis as of June 30, 2008
	(in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivatives, net	$—	$8.2	$—	$8.2

Effective January 1, 2008, the Company also adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As the Company has not elected the fair value option for any of its assets or liabilities, the adoption of SFAS No. 159 had no impact on the Company’s Consolidated Financial Statements.

3. Business Combinations

The 2008 Acquisition is being accounted for under the purchase method of accounting. The Company estimated the fair value of the acquired assets and liabilities using several generally accepted valuation techniques. Trade names, customer relationships, and technology were valued using the income approach, whereby the fair value of an asset is based on the present value of its estimated future economic benefit. Tangible assets were valued using the cost approach, or if a ready market for similar assets could be identified and relied upon, the market approach. The cost approach measures fair market value as the cost to construct or replace the asset with another asset of like utility. The market approach established fair market based on recent sales of comparable property. The trade names consist primarily of the “Goodman®” and “Amana®” trade names.

The excess of the cost of the 2008 Acquisition over the fair value of the net assets acquired is recorded as goodwill. The goodwill recorded is the result of the ability to earn a higher rate of return from the acquired business than would be expected if the assets had to be acquired or developed separately. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of inventory, property, plant and equipment and intangible assets. The acquirer incurred cost of $8.0 million which are included in goodwill related to the 2008 Acquisition. The incremental goodwill as a result of the 2008 Acquisition will not be deductible for federal income tax purposes.

The initial purchase price allocation made by the Company is preliminary as certain appraisals need to be finalized and is subject to change for a period of one year following the 2008 Acquisition. The following table summarizes the estimated fair values of the assets and liabilities as of February 13, 2008, the date of the 2008 Acquisition (in thousands):

Current assets	$657,133
Property, plant & equipment	192,722
Deferred financing costs	44,522
Deferred taxes	22,091
Intangible assets	785,000
Goodwill	1,399,204

Total Assets Acquired	$3,100,672
Current liabilities	226,630
Other liabilities	55,307
Deferred taxes	167,488
Debt	1,373,000

Total Liabilities Assumed	$1,822,425
Net Assets Acquired	$1,278,247

Unaudited proforma operating results of the Company giving effect to the 2008 Acquisition on January 1, 2008 and January 1, 2007, respectively, is summarized as follows (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales, net	$588,355	$563,722	$953,222	$943,996
Net income (loss)	$30,938	$20,436	$(79,604)	$(80,084)

4. Stock Compensation Plans

All outstanding options to acquire the Company’s common stock issued pursuant to Predecessor’s equity plans, whether or not vested, became fully vested as of the time immediately prior to the 2008 Acquisition and were cancelled and converted into cash payments, without interest, equal to the product of (1) the number of shares of the Company’s common stock subject to each option as of the effective time of the 2008 Acquisition multiplied by (2) the excess, if any, of $25.60 over the exercise price per share of common stock subject to such option. As a result of the transaction, 1.7 million options vested and thus the Company recognized stock option expense of $6.3 million ($4.0 million after tax) during the period January 1, 2008 to February 13, 2008.

On February 13, 2008, the Board of Directors of the Parent adopted the 2008 Chill Holdings, Inc. Stock Incentive Plan (2008 Plan). The 2008 Plan is a comprehensive incentive compensation plan that permits grants of equity-based compensation awards to employees and consultants of the Parent and its subsidiaries. Awards under the 2008 Plan may be in the form of stock options (either incentive stock options or non-qualified stock options) or other stock-based awards, including restricted stock purchase awards, restricted stock units and stock appreciation rights. The maximum number of shares reserved for the grant or settlement of awards under the 2008 Plan is 6,734,923 shares of Parent, subject to adjustment in the event of an extraordinary dividend or other distribution, recapitalization, stock split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange or other similar corporate transaction. Any shares subject to awards which are cancelled, forfeited, reacquired or repurchased before vesting under the 2008 Plan will again be available for grants under the 2008 Plan. In the event of a change in control, Parent’s Compensation Committee will have the discretion to accelerate all outstanding awards, cancel awards for fair value, provide for the issuance of substitute awards and/or provide award holders an opportunity to exercise their awards prior to the occurrence of the change in control transaction.

Through June 30, 2008, the Company has issued 6.1 million stock options under the 2008 Plan with an exercise price of $10.00 per share and a weighted average fair market value at the date of grant of $3.42 per share. Related to the 2008 Plan 0.9 million shares vested in the period February 14, 2008 through June 30, 2008. A portion of the options issued under the 2008 Plan vest based on time in installments though 2012, and a portion vest based on achievement of pre-established EBITDA performance targets in installments through 2012. It is the Company’s belief that such EBITDA targets will be attained.

The Company accounts for its stock options under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company recognized compensation expense of $1.3 million ($0.8 million after tax) and $2.0 million ($1.2 million after tax) during the three months ended June 30, 2008 and the period February 14 – June 30, 2008, and $0.8 million ($0.5 million after tax) and $1.3 million ($0.8 million after tax) during the three and six months ended June 30, 2007, which is included in selling, general and administrative expenses in the accompanying statements of income.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model using assumptions discussed below. The expected volatility of 30% at the grant date was based mainly on the volatility of the Company’s competitors. The expected term of the options granted of 7 years is based on the time period the options are expected to be outstanding. The risk-free interest rate of between 3.7% and 3.9% is based on the U.S. Treasury rate of a note with the expected maturity of the expected term of the options. The Company has not considered a dividend payment in its calculation and believes that forfeitures will not be significant.

As of June 30, 2008, the total compensation cost related to nonvested awards not yet recognized in the Company’s statements of income is $18.8 million. This amount will be recognized on a weighted average period of 3.9 years.

During the second quarter of 2008, pursuant to the 2008 Plan, Parent issued approximately 0.3 million shares of Chill Holdings, Inc. common stock to employees at a price of $10.00 per share, which increased Additional Paid-In Capital by $3.0 million.

5. Comprehensive Income (Loss)

Other comprehensive income consists of the following (in thousands):

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	February 14 to June 30, 2008	January 1 to February 13, 2008	Six Months Ended June 30, 2007
Net income (loss)	$17,279	$38,971	$89	$(66,042)	$43,602
Change in fair value of derivatives, net of tax	(3,383)	1,761	335	9,099	2,889
Foreign currency translation adjustment	(99)	1,127	(701)	(41)	1,232

Other comprehensive income (loss)	$13,797	$41,859	$(277)	$(56,984)	$47,723

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Defined Benefit Plans	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
Predecessor
December 31, 2007	$(771)	$(2,242)	$3,350	$337
Net change through February 13, 2008		9,099	(41)	9,058

Accumulated other comprehensive income (loss)—February 13, 2008	$(771)	$6,857	$3,309	$9,395

Successor
February 14, 2008	$—	$—	$—	$—
Net change through June 30, 2008	—	335	(701)	(366)

Accumulated other comprehensive income (loss)—June 30, 2008	$—	$335	$(701)	$(366)

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	Successor	Predecessor
	June 30, 2008	December 31, 2007
Senior Floating Rate Notes	$—	$179,300
Senior Subordinated Notes	—	400,000
Term credit facility	—	76,125
Senior Subordinated Notes	500,000	—
Term credit facility	798,000	—
Revolving credit facility	80,000	—
Swing Note	—	—
Original Issue Discount	(29,087)	—
Current maturities	(8,000)	(3,500)

Total long-term debt (including revolving credit facility), net of original issue discount, less current maturities	$1,340,913	$651,925

On January 10, 2008, we commenced cash tender offers to purchase outstanding notes of our subsidiary, Goodman Global Holdings, Inc., consisting of outstanding 7-7/8% Senior Subordinated Notes due 2010 ($400 million aggregate principal amount outstanding) and Floating Rate Notes due 2010 ($179.3 million aggregate principal amount outstanding) (together, the Existing Notes). On January 25, 2008, we executed the proposed amendments to the indentures for the Existing Notes, which amendments became operative immediately prior to the 2008 Acquisition. On February 13, 2008, we accepted the tenders, the Successor made payment to holders of the Existing Notes of the tender offer consideration and consent payments, called for redemption, deposited the redemption payment with the trustee in respect of untendered Existing Notes and discharged the indentures governing the Existing Notes.

In addition, on February 13, 2008, the Successor repaid the $76.1 million outstanding under our then-existing term credit facility and $11.5 million outstanding under our then-existing Revolving Credit Facility.

As a result of the extinguishment of the Predecessor company debt, the Company incurred prepayment penalties of $35.6 million which are included in interest expense in the period ended February 13, 2008.

On February 13, 2008, Merger Sub issued and sold $500.0 million of 13.50%/14.00% senior subordinated notes due 2016, wholly and unconditionally guaranteed by each subsidiary guarantor, and borrowed (1) $800.0 million under a new senior secured term credit agreement due 2013 with Barclays Capital and Calyon New York Branch, as joint lead arrangers, Barclays Capital, Calyon New York Branch and General Electric Capital Corporation, as joint bookrunners, General Electric Capital Corporation, as administrative agent and collateral agent, and the lenders from time to time party thereto, and (2) $105.0 million under a new asset-based revolving credit agreement due 2013 with Barclays Capital and General Electric Capital Corporation, as joint lead arrangers, Barclays Capital, Calyon New York Branch and General Electric Capital Corporation, as joint bookrunners, General Electric Capital Corporation, as administrative agent and collateral agent, General Electric Capital Corporation, as letter of credit issuer, and the lenders from time to time party thereto. The term credit agreement has an interest rate of LIBOR, or a minimum of 3.25%, plus 4.25%, which was 7.5% as of June 30, 2008. The revolving credit facility has an interest rate of LIBOR, or a minimum of 3.25%, plus 2.0%, which was 5.25% as of June 30, 2008. The indebtedness under the term credit agreement is net of $29.1 million of an original issue discount that is being amortized to interest expense using the effective interest method over the period the debt is anticipated to be outstanding.

The Company had unused revolving credit under the revolving credit facility of $ 180.0 million at June 30, 2008. Outstanding commercial and standby letters of credit issued under the credit facility totaled $40.0 million as of June 30, 2008.

The 2008 Acquisition, the repurchase of the Existing Notes, repayment of the Predecessor’s existing term credit facility and Revolving Credit Facility, and the fees and expenses relating to the 2008 Acquisition and related transactions were financed by borrowings under the Company’s new senior secured term credit agreement and new asset-based revolving credit agreement, the issuance of the new notes, the equity investments and participations described above and Predecessor’s cash on hand at the closing of the 2008 Acquisition.

All of the existing and future restricted U.S. subsidiaries of the Company (other than AsureCare Corp., a Florida corporation) guarantee its debt obligations. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan. The Company’s and the non-guarantor subsidiaries’ independent assets, revenues, income before taxes, and operating cash flows in total are less than 3% of the consolidated total. The separate financial statements of the guarantors are not included herein because (i) the subsidiary guarantors of Goodman Global, Inc. have fully and unconditionally, jointly and severally guaranteed the obligations, and (ii) the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

7. Derivatives

During the first quarter of 2005, the Company entered into interest rate swaps with notional amounts of $250.0 million, which matured in 2007 and 2008, to manage variable rate exposure on the floating rate debt. During the first quarter of 2007, the interest rate swap with a notional amount of $150.0 million matured based on its terms. During the first quarter of 2008, the interest rate swap with a notional amount of $100.0 million matured based on its terms. These interest rate derivative instruments were designated as cash flow hedges. For qualifying hedges, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, allows changes in the fair market value of these hedged instruments to be reported in accumulated other comprehensive income. The Company assessed the effectiveness of the transactions that received hedge accounting treatment. Any ineffectiveness, which generally arises from minor differences between the terms of the swap and terms of the underlying hedged debt, was recorded in other income, net in the statement of income. Any such differences for the three and six months ended June 30, 2008 and 2007 were immaterial.

During the third and fourth quarters of 2006 and throughout 2007, the Company entered into swaps for a portion of its 2007 and 2008 aluminum and copper supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for these commodities. These swaps, which expire by December 31, 2008, have a fair market value receivable (which is determined based on Level 2 inputs under SFAS No. 157) of $8.2 million as of June 30, 2008. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. In connection with the 2008 Acquisition, Predecessor’s other comprehensive income was eliminated in accordance with purchase accounting. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. Any such differences for the three and six months ended June 30, 2008 and June 30, 2007 were immaterial.

During the third quarter of 2008, the Company entered into swaps for an additional portion of its commodity supply to fix the purchase price, and thereby substantially reducing the variability of its purchase price in the fourth quarter of 2008. These swaps expire on December 31, 2008 and have been designated as cash flow hedges. These hedges did not go into effect until subsequent to June 30, 2008 and thus have no effect on the statement of income or balance sheet as of June 30, 2008.

8. Employee Benefit Plans

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

The Company made a $0.6 million contribution to the plan during the second quarter of 2008. The Company will make contributions to the plan during the remainder of 2008 of approximately $1.3 million.

The components of net periodic benefit cost recognized during interim periods are as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	February 14 to June 30, 2008	January 1 to February 13, 2008	Six Months Ended June 30, 2007
Service cost	$171	$202	$261	$81	$404
Interest cost	463	436	707	219	872
Expected return on plan assets	(568)	(535)	(868)	(268)	(1,070)
Amortization of prior service cost	3	20	5	1	40

Net periodic benefit cost	$69	$123	$105	$33	$246

9. Contingent Liabilities

On October 26, 2007, a putative class action was filed on behalf of all similarly situated stockholders of the Company in the Harris County District Court, Houston, Texas, styled Call4U, Ltd. v. Carroll, Case Number 2007-66888. A similar case, styled Pipefitters Local No. 636 Defined Benefit Plan vs. Goodman, was later filed and then consolidated with the Call 4U, Ltd. case. The lawsuits named as defendants the Company, all of its directors and Hellman & Friedman, and asserted claims for breach of fiduciary duty against the directors and aiding and abetting such breaches against Hellman & Friedman. The plaintiffs sought an injunction restraining the closing of the merger, reimbursement of associated attorneys’ and experts’ fees and other relief that the court deems proper. On January 4, 2008 Goodman entered into a memorandum of understanding setting out an agreement in principal to settle all claims in the litigation, which settlement is subject to certain conditions precedent, including court approval.

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

The ultimate cost for the investigation, remediation and monitoring of the site cannot be predicted with certainty due to the variables relating to the contamination and the appropriate remediation methodology, the evolving nature of remediation technologies and governmental regulations and the inability to determine the extent to which contribution will be available from other parties. All of these factors are taken into account to the extent possible in estimating potential liability. A reserve appropriate for the probable remediation costs, which are reasonably susceptible to estimation, has been established.

Based on analyses of currently available information, it is probable that costs associated with the site will be $0.5 million. We reserved approximately $0.5 million as of June 30, 2008 in accordance with SFAS No. 5, Accounting for Contingencies, although it is possible that costs could exceed this amount by up to approximately $2.8 million. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

We believe this contamination predated GDI Southeast’s involvement with the Fort Pierce facility and GDI Southeast’s operation at this location has not caused or contributed to the contamination. Accordingly, the Company is pursuing litigation against former owners of the Fort Pierce facility in an attempt to recover its costs. At this time, we cannot estimate probable recoveries from this litigation.

The Company is party to a number of other pending legal and administrative proceedings and is subject to various regulatory and compliance obligations. The Company believes that these proceedings and obligations will not have a materially adverse effect on its consolidated financial condition, cash flows or results of operations. To the extent required, the Company has established reserves that it believes to be adequate based on current evaluations and its experience in these types of matters. Nevertheless, an unexpected outcome in any such proceeding could have a material adverse impact on the Company’s consolidated results of operations in the period in which it occurs. Moreover, future adverse developments could require material changes in the recorded reserve amounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contain forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; the realization of expected tax benefits; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets; and the risks and uncertainties described in our Prospectus dated June 19, 2008, filed pursuant to Rule 424(h)(3), in the section labeled, “Risk Factors.”

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

Acquisition by Chill Holdings, Inc. and Related Events

On October 21, 2007, Chill Holdings, Inc. (Parent), Chill Acquisition, Inc., a subsidiary of Parent (Merger Sub), and Goodman Global, Inc. entered into an agreement and plan of merger (the Merger Agreement) pursuant to which Merger Sub merged with and into Goodman Global, Inc. on February 13, 2008. We refer to these transactions as the 2008 Acquisition. Merger Sub was incorporated on October 15, 2007 (Inception) for the purpose of acquiring Goodman Global, Inc. and did not have any operations prior to February 13, 2008 other than in connection with the Goodman acquisition. Parent is controlled by investment funds affiliated with Hellman & Friedman LLC, and other stockholders include investment funds affiliated with GSO Capital Partners L.P., Farallon Capital Partners L.P., and AlpInvest Partners N.V., along with certain other investors that GSO syndicated their investments to, as well as certain members of management When we refer to the Transactions, we are referring to the foregoing and not our IPO or the 2004 Transactions as defined below.

The Merger is being accounted for under the purchase method of accounting. Accordingly, the results of operations will be included in the consolidated financial statements from the acquisition date and are not reflected in our 2007 consolidated financial statements. The purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair market value considering a number of factors. The excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of inventory, property, plant and equipment and intangible assets. The initial purchase price allocation is preliminary and subject to change for a period of one year following the acquisition.

2004 Transactions

On December 23, 2004, we were acquired by affiliates of Apollo Management, L.P., our senior management and certain trusts associated with members of the Goodman family. We refer to these transactions as the 2004 Transactions. In connection with the 2004 Transactions, the seller sold all of its equity interest in its subsidiaries as well as substantially all of its assets and liabilities for $1,477.5 million plus a working capital adjustment of $29.8 million. The 2004 Transactions were financed with the net proceeds of a private offering of senior unsecured notes, borrowings under our senior secured credit facilities and $477.5 million of equity contributions by affiliates of Apollo, the Goodman family trusts and certain members of senior management, which consisted of $225.0 million of our Series A Preferred Stock and $252.5 million of our common stock. As part of the equity contribution, the Goodman family trusts and members of senior management invested approximately $101.0 million and $18.2 million, respectively. In exchange for the equity contribution, affiliates of Apollo, the Goodman family trusts and certain members of our senior management received a combination of our common stock and our Series A Preferred Stock.

The 2004 Transactions were recorded as of December 23, 2004, in accordance with Statement of Financial Accounting Standard, or SFAS, No. 141, Business Combinations, and Emerging Issues Task Force, or EITF, 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities were recorded at fair value for the interests acquired and estimates of assumed liabilities by the new investors and at the carrying basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, we revalued the net assets at the acquisition date to the extent of the new investors’ ownership of 79%. The remaining 21% ownership was accounted for at the continuing investors’ carrying basis. An adjustment of $144.6 million to record this effect was included as a reduction of shareholders’ equity. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair market values to the extent of the new investors’ 79% ownership, with the remainder of $391.3 million allocated to goodwill. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of property, plant and equipment and intangible assets.

IPO

On April 11, 2006, Goodman Global, Inc. completed the initial public offering of its common stock. Goodman Global, Inc. offered 20.9 million shares and selling shareholders sold an additional 6.1 million shares, which included 3.5 million shares sold by selling shareholders pursuant to the exercise of the underwriters’ over-allotment option. Before expenses we received proceeds of approximately $354.5 million. These proceeds were used to redeem all of our outstanding Series A Preferred Stock including associated accrued dividends, to satisfy a $16.0 million fee resulting from the termination of our management agreement with Apollo and to redeem $70.7 million of our subsidiary’s floating rate notes. On February 13, 2008 in connection with the Transactions, our common stock was deregistered and our subsidiary’s senior subordinated 7-7/8% notes due 2012 and its senior floating rates notes due 2012 were repurchased and redeemed, and Goodman Global, Inc. issued $500.0 million aggregate principal amount of 13.5%/14.0% senior subordinated notes due 2016.

Markets and Sales Channels

We manufacture and market an extensive line of heating, ventilation and air conditioning products for the residential and light commercial markets primarily in the United States and Canada. These products include split-system air conditioners and heat pumps, gas furnaces, package units, air handlers, package terminal air conditioners, evaporator coils and accessories. Essentially all of our products are manufactured and assembled at facilities in Texas, Tennessee, Florida, Arizona and Pennsylvania, and are distributed through over 850 distribution points across North America.

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

We believe approximately 20% to 25% of our sales is for residential new construction, with the balance attributable to repair, retrofitting and replacement units. With the current downturn in residential new construction activity, we are seeing a decline in the volume of products we sell into this market.

Costs

The principal elements of cost of goods sold in our manufacturing operations are component parts, raw materials, factory overhead, labor, transportation costs and warranty. The principal component parts, which, depending on the product, can approach up to 41% of our cost of goods sold, are compressors and motors. We believe that we have good relationships with quality component suppliers. The principal raw materials used in our processes are steel, copper and aluminum. In total, we spent over $302.7 million in 2007 on these raw materials and their cost variability can have a material impact on our results of operations. Shipping and handling costs associated with sales are recorded at the time of the sale. Warranty expense, which is also recorded at the time of sale, is estimated based on historical trends such as incident rates, replacement costs and other factors.

Our selling, general and administrative expenses consist of costs incurred to support our marketing, distribution, engineering, information systems, human resources, finance, purchasing, risk management, legal and tax functions. We have historically operated at relatively low levels of selling, general and administrative expense as a percentage of sales compared to other large industry participants. Savings from this lean overhead structure allow us to offer an attractive value proposition to our distributors and support our low-priced philosophy throughout the distribution system.

Depreciation expense is primarily impacted by capital expenditure levels. Prior to the 2004 Transactions, we used the double declining depreciation method for equipment, which results in higher depreciation expense in the early years of an asset’s life. Following the 2004 Transactions, equipment is depreciated on a straight line over the assets’ remaining useful lives. Under the rules of purchase accounting, we adjusted the value of our assets and liabilities to their respective estimated fair values, to the extent of the new investors’ ownership, with any excess of the purchase price over the fair market value of the net assets acquired allocated to goodwill. As a result of these adjustments to our asset basis, our depreciation and amortization expenses increased.

Interest expense, net consists of interest expense, interest income and gains or losses on the related interest rate derivative instruments. In addition, interest expense includes the amortization of the financing costs associated with the Transactions. In 2008, our predecessor company’s interest expense, net included a $49.8 million charge related to the Transactions and the related extinguishment of our predecessor company’s outstanding debt.

Other income, net consists of gains and losses on the disposals of assets and miscellaneous income or expenses.

Income taxes

At June 30, 2008, we had a valuation allowance of $3.4 million against certain net operating loss carryforwards. As of June 30, 2008, we had deferred tax liabilities of $172.9 million primarily related to the non-deductibility of the step-up in basis of the assets to fair value in accordance with purchase accounting related to the Transactions.

We adopted FIN 48 effective January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results. The accounting treatment for recorded tax assets associated with our tax positions reflect our judgment that it is more likely than not that our positions will be respected and the recorded assets will be realized. However, if such positions are challenged, then, to the extent they are not sustained, the expected benefits of the recorded assets and tax positions will not be fully realized.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Many of the estimates require us to make significant judgments and assumptions. Actual results could differ from our estimates and could have a significant impact on our consolidated results of operations, financial position and cash flows. We consider the estimates used to account for warranty liabilities, income taxes, self-insurance reserves and contingencies, rebates and the impairment of long-lived assets and goodwill as our most significant judgments.

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

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of operations data for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008(1)	2007
Consolidated statement of operations data:
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.8	74.8	79.5	76.8
Selling, general and administrative expenses	10.0	9.8	15.9	10.7
Depreciation and amortization expense	2.2	1.5	2.5	1.8

Operating profit	11.0	13.9	2.1	10.7
Interest expense, net	6.5	3.0	12.0	3.6
Other (income) expense, net	0.0	(0.1)	(0.1)	(0.2)

Earnings before taxes	4.5	11.0	(9.8)	7.3
Provision for income taxes	1.6	4.1	(2.9)	2.7

Net income	2.9	6.9	(6.9)	4.6

(1)	The financial information for these periods reflects the combined presentation of the successor and predecessor company financial statements and are therefore unaudited non-GAAP financial measures.

Three Months Ended June 30, 2008 Compared to June 30, 2007

Sales, net. Net sales for the three months ended June 30, 2008 were $588.3 million, a $24.6 million, or 4.4%, increase from $563.7 million for the three months ended June 30, 2007. This increase was primarily due to approximately 3.6% growth in sales volume and favorable product mix, including the continued shift to higher priced, higher SEER cooling products. Also contributing to the increase was 0.8% of pricing-related gains, sales from five new company-operated distribution centers that were opened during the three months ended June 30, 2008, and the continuing benefit from the 9 (net) company-operated distribution centers that were opened during the period July 1, 2007 through March 31, 2008.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2008, was $452.0 million, a $30.4 million, or 7.2% increase from $421.6 million for the three months ended June 30, 2007. Cost of goods sold increased as a result of the purchase accounting treatment of the step-up in basis of inventory related to the Transactions. During the three months ended June 30, 2008, our cost of goods sold increased by $24.0 million as we recognized the non-cash increase in our inventory value. Excluding the effect of the amortization of the inventory step up, cost of goods sold as a percentage of net sales decreased from 74.8% for the three months ended June 30, 2007 to 72.8% for the three months ended June 30, 2008. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product designs and increased productivity and efficiencies in our factories, partially offset by higher commodity costs.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2008, was $58.9 million, a $3.8 million increase from $55.1 million for the three months ended June 30, 2007. The increase was driven by the net addition of 14 new company-operated distribution centers opened since June 30, 2007 and additional company-operated sales personnel.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2008, was $13.0 million, a $4.6 million or 54.2% increase from $8.4 million for the three months ended June 30, 2007. The increase was primarily due to increased amortization of identifiable intangible assets and depreciation recorded as part of the Transactions.

Operating (loss) profit. Operating profit for the three months ended June 30, 2008, was $64.4 million, a $14.2 million decrease from $78.6 million reported for the three months ended June 30, 2007. Operating profit for the three months ended June 30, 2008 was negatively impacted by the $24.0 million amortization of the inventory step up. Excluding the effect of the amortization of the inventory step up, operating profit increased $9.8 million or 12.5% due to increased sales, cost-reducing product designs, increased productivity and efficiencies in our factories, offset by higher commodity costs.

Interest expense, net. Interest expense, net for the three months ended June 30, 2008, was $38.1 million, an increase of $21.1 million from $17.0 million reported for the three months ended June 30, 2007. Interest expense, net increased due to increases in the amount of debt outstanding and higher interest rates. The outstanding debt balance as of June 30, 2008 was $1,348.9 million compared to $836.3 million as of June 30, 2007.

Other (income) expense, net. Other income for the three months ended June 30, 2008, was $0.3 million, a net change of $0.2 million from $0.5 million reported for the three months ended June 30, 2007. The change in other (income) expense, net is primarily due to $0.1 million and $0.5 million net gains from asset dispositions during the three months ended June 30, 2008 and June 30, 2007, respectively.

Provision for income taxes. The income tax provision for the three months ended June 30, 2008, was $9.4 million, a decrease of $13.7 million compared to $23.1 million for the same period in 2007. The effective tax rate for the three months ended June 30, 2008 and June 30, 2007 was 35.2% and 37.2%, respectively. The favorable effective tax rate variance was primarily driven by increased domestic production activities deduction.

Six Months Ended June 30, 2008 Compared to June 30, 2007

Sales, net. Net sales for the six months ended June 30, 2008 were $953.2 million, a $9.2 million, or 1.0%, increase from $944.0 million for the six months ended June 30, 2007. This increase is primarily due to pricing-related gains, which resulted in an approximate 0.9% increase in sales, and the continued shift to higher SEER products in our cooling product sales mix, which resulted in an approximate 2.9% increase in sales. These gains were partially offset by a volume decline of approximately 2.8%, primarily as a result of the continuing decline in the residential new construction market and the mild weather conditions throughout much of the United States, net of the benefit of sales volume increases from seven new company-operated distribution centers that were opened during the first six months of 2008 and the continuing benefit from the 9 (net) company-operated distribution centers that were opened during the period July 1, 2007 through March 31, 2008.

Cost of goods sold. Cost of goods sold for the six months ended June 30, 2008, was $757.4 million, a $32.6 million, or 4.5% increase from $724.8 million for the six months ended June 30, 2007. Cost of goods sold increased as a result of the purchase accounting treatment of the step-up in basis of inventory related to the Transactions. During the period following the Transactions, our cost of goods sold increased by $48.0 million as we recognized the non-cash increase in our inventory value. Excluding the effect of the amortization of the inventory step up, cost of goods sold as a percentage of net sales decreased from 76.8% for the six months ended June 30, 2007 to 74.4% for the six months ended June 30, 2008. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product designs and increased productivity and efficiencies in our factories.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2008, was $108.9 million, a $7.8 million increase from $101.1 million for the six months ended June 30, 2007. The increase in selling, general and administrative expense was primarily driven by the net addition of 14 new company-operated distribution centers opened subsequent to June 30, 2007 and additional company-operated sales personnel.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2008, was $23.7 million, a $7.0 million or 41.7% increase from $16.7 million for the six months ended June 30, 2007. The increase was primarily due to increased amortization of identifiable intangible assets and increased depreciation recorded as part of the Transactions.

Operating (loss) profit. Operating profit for the six months ended June 30, 2008, was $20.3 million, an $81.1 million decrease from $101.4 million for the six months ended June 30, 2007. Operating profit for the six months ended June 30, 2008 was negatively impacted by the $48.0 million amortization of the inventory step up and the $42.9 million Transaction-related expenses. The decrease was partially offset by pricing-related gains, due to the shift to a higher proportion of higher priced, higher SEER cooling products and cost-reducing product designs increased productivity and efficiencies in our factories.

Interest expense, net. Interest expense, net for the six months ended June 30, 2008, was $114.7 million, an increase of $80.8 million from $33.9 million reported for the six months ended June 30, 2007. Interest expense, net for the six months ended June 30, 2008 included a charge of $35.6 million related to the Transactions and $14.2 million related to the extinguishment of our predecessor company’s outstanding debt. Additionally, interest expense, net increased due to increases in the amount of debt outstanding and higher interest rates. The outstanding debt balance as of June 30, 2008 was $1,348.9 million compared to $836.3 million as of June 30, 2007.

Other (income) expense, net. Other income for the six months ended June 30, 2008, was $0.8 million, a net change of $0.9 million from $1.6 million reported for the six months ended June 30, 2007. The change in other (income) expense, net is primarily due to $0.3 million and $1.2 million net gains from asset dispositions during the six months ended June 30, 2008 and June 30, 2007, respectively.

Provision for income taxes. The income tax benefit for the six months ended June 30, 2008, was $27.8 million, an increase of $53.3 million compared to the tax provision of $25.5 million for the same period in 2007. The net tax benefit was due to the pre-tax loss during the six months ended June 30, 2008 resulting from expenses related to the Transactions and higher interest expense and the benefit of the domestic production activities deduction. The effective tax rate for the six months ended June 30, 2008 and June 30, 2007 was 29.6% and 36.9%, respectively.

Liquidity and Capital Resources and Off-balance Sheet Arrangements

As of June 30, 2008, we had unrestricted cash and cash equivalents of $30.0 million and working capital of $409.7 million, excluding current maturities of long-term debt of $8.0 million and $180.0 million of undrawn commitments for revolving credit loans under our asset-based revolving credit agreement. We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our asset-based revolving credit agreement. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our asset-based revolving credit agreement, will be adequate to meet our short-term and long-term liquidity needs over the next 12 to 24 months. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes.

Operating activities. For the six months ended June 30, 2008, cash provided from operations was $2.8 million compared to $42.6 million for the six months ended June 30, 2007. Cash from operations for the six months ended June 30, 2008 was impacted by approximately $78.6 million of expenses related to the Transactions. Additionally, cash from operations decreased due to higher interest expense associated with debt incurred in connection with the Transactions and increased inventory levels as a result of preparation for the upcoming cooling season. Cash from operations for the six months ended June 30, 2007 was impacted by higher net income, lower inventory levels and higher accounts payable and accrued expenses, offset by higher accounts receivable as a result of our increased sales.

Investing activities. For the six months ended June 30, 2008, cash used in investing activities was $1,946.8 million compared to $12.7 million for the six months ended June 30, 2007. This usage was primarily due to $1,939.4 million of cash relating to the Transactions. Capital expenditures were $7.3 million and $18.1 million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2007, these capital expenditures were offset by $5.4 million in proceeds from the sale of a building and associated land used in our company-operated distribution network.

Financing activities. For the six months ended June 30, 2008, cash provided by financing activities was $1,955.0 million compared to $1.7 million in cash used from financing activities for the six months ended June 30, 2007. For the six months ended June 30, 2008, we extinguished our predecessor company debt and received proceeds of $1,373.0 million from long-term debt, net of original issue discount and $1,278.2 million in equity contributions in connection with the Transactions. In addition, for the six months ended June 30, 2008, we repaid $13.5 million in borrowings under our revolving credit facility. These cash increases were partially offset by deferred financing costs of $45.4 million and equity issuance costs of $8.0 million associated with the Transactions. Financing activities for the six months ended June 30, 2007 included the payment of long-term debt of $1.8 million.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FA5 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the Company’s creditworthiness when valuing certain liabilities.

The three-level fair value hierarchy for disclosure of fair value measurements defined by SFAS No. 157 is as follows:

Level 1	—	Quoted prices for identical instruments in active markets at the measurement date.

Level 2	—	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at the measurement date and for the anticipated term of the instrument.

Level 3	—	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Company’s valuation techniques are applied to all of the assets and liabilities carried at fair value as of January 1, 2008, upon adoption of SFAS No. 157. Currently, the Company’s derivative instruments are carried at fair value under SFAS No. 157. The fair values are based upon independently sourced market parameters. To ensure that these derivative instruments are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party and constraints on liquidity. Any such adjustment is not material as of June 30, 2008.

Effective January 1, 2008, the Company also adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As the Company has not elected the fair value option for any of its assets or liabilities, the adoption of SFAS No. 159 had no impact on the Company’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates, foreign exchange rates and commodity prices.

We are subject to interest rate and related cash flow risk in connection with borrowings under our senior secured credit facilities totaling $878.0 million at June 30, 2008. To reduce the risk associated with fluctuations in the interest rate of our floating rate debt, on May 12, 2008 we entered into a two-year interest rate cap with a notional amount of $150.0 million. The cap rate is 7%.

Our results of operations can be affected by changes in interest rates due to variable interest rates on our senior secured credit facilities. A 10% change in interest rates would have no affect on our operations as a result of the minimum LIBOR floor related to our variable rate debt.

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have and may continue to enter into commodity derivative arrangements. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. We generally do not enter commodity hedges extending beyond eighteen months. During 2007, we entered into swaps for a portion of our commodity supply which expire by December 31, 2008. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $4.2 million and $6.9 million as of June 30, 2008 and December 31, 2007, respectively.

During the third quarter of 2008, the Company entered into swaps for an additional portion of its commodity supply to fix the purchase price, and thereby substantially reducing the variability of its purchase price in the fourth quarter of 2008. These swaps expire on December 31, 2008 and have been designated as cash flow hedges. These hedges did not go into effect until subsequent to June 30, 2008 and thus have no effect on the statement of income or balance sheet as of June 30, 2008.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information regarding litigation and environmental matters described in Note 10 of the Notes to the Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the disclosure related to risk factors made in our Form S-4/A, as filed June 19, 2008.

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

Goodman Global, Inc.

Date: August 14, 2008	/s/ Lawrence M. Blackburn
Lawrence M. Blackburn Executive Vice President and Chief Financial Officer