Form 10-Q
period 2008-09-30
Goodman Global Inc
filed 2008-11-07
CIK 1314655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

GOODMAN GLOBAL, INC.

Form 10-Q

For the Three Months Ended September 30, 2008 and the periods January 1 to February 13, 2008 and February 14 to

September 30, 2008

Part I. Financial Information

Item 1.	Financial Statements

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	Successor	Predecessor
	September 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$158,146	$18,955
Restricted cash	2,700	2,600
Accounts receivable, net of allowance for doubtful accounts ($4.4 million at September 30, 2008 and $7.0 million at December 31, 2007)	248,188	217,035
Inventories	266,639	277,723
Deferred tax assets	41,713	41,062
Other current assets	12,373	18,246

Total current assets	729,759	575,621
Property, plant, and equipment, net	181,293	159,395
Goodwill	1,377,723	391,287
Identifiable intangibles	807,275	398,707
Deferred tax assets	—	28,059
Deferred financing costs	38,429	14,548

Total assets	$3,134,479	$1,567,617

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$93,491	$104,438
Accrued warranty	36,560	39,669
Other accrued expenses	132,790	92,040
Current portion of long-term debt	—	3,500

Total current liabilities	262,841	239,647
Long-term debt, less current portion	1,345,711	651,925
Deferred tax liabilities	165,728	—
Other long-term liabilities	62,822	53,939
Common stock, par value of $.01, 275,000,000 shares authorized, 68,938,590 issued and outstanding as of December 31, 2007	—	689
Common stock, par value of $.01, 1,000 shares authorized, 10 shares issued and outstanding as of September 30, 2008	—	—
Accumulated other comprehensive income (loss)	(17,542)	337
Additional paid-in capital	1,284,540	466,056
Retained earnings	30,379	155,024

Total shareholders’ equity	1,297,377	622,106

Total liabilities and shareholders’ equity	$3,134,479	$1,567,617

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	February 14 to September 30, 2008	January 1 to February 13, 2008	Nine Months Ended September 30, 2007
	(unaudited, in thousands)
Sales, net	$533,718	$565,515	$1,339,803	$147,137	$1,509,511
Costs and expenses:
Cost of goods sold	380,315	415,184	1,022,042	115,714	1,140,024
Selling, general, and administrative expenses	52,291	57,241	138,500	22,677	158,319
Acquisition-related expenses	—	—	—	42,939	—
Depreciation expense	7,897	6,880	20,047	2,791	19,171
Amortization expense	5,011	2,217	12,725	1,044	6,649

Operating (loss) profit	88,204	83,993	146,489	(38,028)	185,348
Interest expense	39,269	16,363	97,839	56,176	50,256
Other (income) expense	308	(1,140)	(115)	(347)	(2,770)

Earnings (losses) before taxes	48,627	68,770	48,765	(93,857)	137,862
Provision for (benefit from) income taxes	18,337	25,663	18,386	(27,815)	51,153

Net income (loss)	$30,290	$43,107	$30,379	$(66,042)	$86,709

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited, in thousands)
Predecessor
Balance at December 31, 2007	$689	$466,056	$155,024	$337	$622,106

Net loss	—	—	(66,042)	—	(66,042)
Foreign currency translation	—	—	—	(41)	(41)
Change in fair value of derivatives, net of tax	—	—	—	9,099	9,099

Comprehensive loss					(56,984)
Accrued stock options	—	31,510	—	—	31,510

Balance at February 13, 2008	$689	$497,566	$88,982	$9,395	$596,632

Successor
Balance at February 14, 2008	$—	$—	$—	$—	$—
Net income	—	—	30,379	—	30,379
Foreign currency translation	—	—	—	(1,948)	(1,948)
Change in fair value of derivatives, net of tax	—	—	—	(15,594)	(15,594)

Comprehensive loss					12,837
Equity contribution	—	1,278,247	—	—	1,278,247
Accrued stock options	—	3,280	—	—	3,280
Issuance of stock	—	3,013	—	—	3,013

Balance at September 30, 2008	$—	$1,284,540	$30,379	$(17,542)	$1,297,377

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Successor	Predecessor	Predecessor
	February 14 to September 30, 2008	January 1 to February 13, 2008	Nine Months Ended September 30, 2007
	(unaudited, in thousands)
Operating activities
Net income (loss)	$30,379	$(66,042)	$86,709
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	20,047	2,791	19,171
Amortization	12,725	1,044	6,649
Allowance for bad debt	(2,059)	(1,019)	(131)
Deferred tax provision	(14,761)	(3,908)	1,590
Gain on disposal of assets	(327)	(42)	(1,974)
Amortization of inventory step-up in basis	47,991	—	—
Compensation expense related to stock options	3,280	6,240	2,392
Amortization of deferred financing costs	7,096	14,548	3,292
Amortization of original issue discount	5,711	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(42,580)	14,105	(77,401)
Inventories	34,193	(36,053)	52,230
Other assets	78,173	(54,700)	442
Accounts payable and accrued expenses	5,551	80,347	63,114

Net cash provided by (used in) operating activities	$185,419	$(42,689)	$156,083
Investing activities
Purchases of property, plant, and equipment	(9,470)	(3,409)	(22,065)
Proceeds from the sale of property, plant, and equipment	1,263	1	11,970
Change in restricted cash	—	(100)	—
Acquisition, net of assumed debt	(1,940,685)	—	—

Net cash used in investing activities	$(1,948,892)	$(3,508)	$(10,095)
Financing activities
Proceeds from long-term debt, net of original issue discount	1,373,000	—	—
Repayments of long-term debt	(683,425)	—	(2,625)
Net borrowing (payments) under revolving line facility	(5,000)	11,500	—
Equity contribution	1,278,247	—	—
Equity issuance costs	(8,120)	(99)	—
Issuance of stock	3,013	—	—
Deferred finance costs	(45,525)	—	—
Exercise of options	—	—	117
Excess tax benefit from exercise of options	—	25,270	—

Net cash provided by (used in) financing activities	$1,912,190	$36,671	$(2,508)
Net increase (decrease) in cash	148,717	(9,526)	143,480
Cash at beginning of period	9,429	18,955	11,569

Cash at end of period	$158,146	$9,429	$155,049

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$75,520	$43,547	$35,661
Income taxes	$6,733	$402	$24,839
Non-cash item: Accrual for purchases of property, plant and equipment	$126	$425	$418

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three Months Ended September 30, 2008 and Periods January 1 to February 13, 2008 and February 14 to

September 30, 2008

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Goodman Global, Inc. (the Company), have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended September 30, 2008 and periods January 1 to February 13, 2008 and February 14 to September 30, 2008 are not necessarily indicative of the results that may be expected for a full year. Although there is demand for the Company’s products throughout the year, in each of the past three years approximately 56% to 58% of total sales occurred in the second and third quarters of the fiscal year. The Company’s peak production occurs in the first and the second quarters in anticipation of peak sales quarters.

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

On February 13, 2008, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the 2008 Acquisition was converted into the right to receive $25.60 in cash. In addition, all outstanding options to acquire the Company’s common stock issued pursuant to the Company’s equity plans, whether or not vested, became fully vested as of the time immediately prior to the 2008 Acquisition and were cancelled and converted into cash payments (other than in the case of certain options held by members of our senior management who exchanged a portion of their vested options for new vested options in Parent).

The financial statements for the three months ended September 30, 2008 and periods January 1 to February 13, 2008 and February 14 to September 30, 2008, have been presented to reflect the Company prior to the 2008 Acquisition (Predecessor) and subsequent to the 2008 Acquisition (Successor).

2. Significant Accounting Policies and Balance Sheet Accounts

Restricted Cash and Cash Equivalents

Cash equivalents represent short-term investments, primarily money markets and treasury bills, with an original maturity of three months or less. At September 30, 2008 and December 31, 2007, the restricted cash pertains to the Company’s extended warranty program.

Inventories

Inventory costs include material, labor, depreciation, logistics, and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method. As of the 2008 Acquisition, the Company’s inventory was increased by $48.0 million to reflect fair market value. As of September 30, 2008, this fair market value adjustment has been effectively reversed as the related inventory was sold and replaced by manufactured inventory valued at cost. The impact to our statement of income was an increase to our cost of goods sold of $48.0 million during the period February 14 to September 30, 2008.

Inventories consist of the following (in thousands):

	Successor	Predecessor
	September 30, 2008	December 31, 2007
Raw materials and parts	$27,682	$29,958
Finished goods	238,957	247,765

Total inventories	$266,639	$277,723

A rollforward of inventory reserves consists of the following (in thousands):

	Successor	Predecessor	Predecessor
	February 14 to September 30, 2008	January 1 to February 13, 2008	Twelve Months Ended December 31, 2007
At the beginning of the period	$4,802	$4,735	$4,568
Current-period accruals	1,417	164	3,261
Current-period uses	(418)	(97)	(3,094)

At the end of the period	$5,801	$4,802	$4,735

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

Property, plant and equipment consist of the following (in thousands):

	Useful Lives in Years	Successor	Predecessor
		September 30, 2008	December 31, 2007
Land	—	$14,417	$9,291
Buildings and improvements	10-39	48,737	50,827
Equipment	3-10	129,985	156,861
Construction-in-progress	—	6,283	6,904

		199,422	223,883
Less: Accumulated depreciation		(18,129)	(64,488)

Total property, plant and equipment		$181,293	$159,395

Deferred financing costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the period the related debt is anticipated to be outstanding. As a result of the 2008 Acquisition and the related extinguishment of Predecessor’s outstanding debt, Predecessor recognized an additional charge of $14.2 million in interest expense in the period ended February 13, 2008 related to the write off of the remaining deferred financing costs. In connection with the 2008 Acquisition and new debt structure, we incurred deferred financing costs of $45.5 million.

Identifiable Intangible Assets

The values assigned to amortizable intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount would be charged to amortization expense. Future operating results and residual values could therefore reasonably differ from our current estimates and could require a provision for impairment in a future period. Indefinite lived intangible assets are reviewed in accordance with SFAS No. 142, Goodwill and Other Intangibles by comparison of the fair market value with its carrying amount. “SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives which we intend to perform in the fourth quarter of 2008.”

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

Customer Relationships	40 years
Trade Names—Amana	15 years
Trade Names—Other	Indefinite
Technology	10 years

Identifiable intangible assets as of September 30, 2008 consist of the following (in thousands):

	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$535,000	$(8,492)	$526,508
Trade names—Amana	40,000	(1,693)	38,307
Technology	40,000	(2,540)	37,460

Total intangible assets subject to amortization	615,000	(12,725)	602,275
Total indefinite-lived trade names	205,000	—	205,000

Total identifiable intangible assets	$820,000	$(12,725)	$807,275

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

Accrued Warranty

A rollforward of the liabilities for warranties consists of the following (in thousands):

	Successor	Predecessor	Predecessor
	February 14 to September 30, 2008	January 1 to February 13, 2008	Twelve Months Ended December 31, 2007
At the beginning of the period	$38,567	$39,669	$41,773
Current-period accruals	40,922	3,542	40,801
Current-period uses	(42,929)	(4,644)	(42,905)

At the end of the period	$36,560	$38,567	$39,669

Other Accrued Expenses

Other accrued expenses consist of the following significant items (in thousands):

	Successor	Predecessor
	September 30, 2008	December 31, 2007
Accrued rebates	$27,574	$33,710
Accrued self insurance reserves	11,370	13,636
Derivatives	15,210	2,769
Income taxes	25,703	—
Other	52,933	41,925

Total accrued expenses	$132,790	$92,040

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

The Company’s valuation techniques are applied to all of the assets and liabilities carried at fair value as of January 1, 2008, upon adoption of SFAS No. 157. Currently, the Company’s commodity derivative instruments are carried at fair value under SFAS No. 157. The fair values are based upon independently sourced market parameters. To ensure that these derivative instruments are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party and constraints on liquidity. Any such adjustment is not material as of September 30, 2008.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in millions):

	Fair Value Measurements on a Recurring Basis as of September 30, 2008
	(in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivatives, net	$—	$(15.2)	$—	($15.2)

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

3. Business Combinations

The 2008 Acquisition is being accounted for under the purchase method of accounting. The Company estimated the fair value of the acquired assets and liabilities using several generally accepted valuation techniques. Trade names, customer relationships, and technology were valued using the income approach, whereby the fair value of an asset is based on the present value of its estimated future economic benefit. Tangible assets were valued using the cost approach, or if a ready market for similar assets could be identified and relied upon, the market approach. The cost approach measures fair market value as the cost to construct or replace the asset with another asset of like utility. The market approach established fair market based on recent sales of comparable property. The trade names consist primarily of the “Goodman®”, “Amana®” and “Quietflex®” trademarks.

The excess of the cost of the 2008 Acquisition over the fair value of the net assets acquired is recorded as goodwill. The goodwill recorded is the result of the ability to earn a higher rate of return from the acquired business than would be expected if the assets had to be acquired or developed separately. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of inventory, property, plant and equipment and intangible assets. The acquirer incurred cost of $8.1 million which are included in goodwill related to the 2008 Acquisition. The incremental goodwill as a result of the 2008 Acquisition will not be deductible for federal income tax purposes.

The initial purchase price allocation made by the Company is preliminary as certain appraisals need to be finalized and is subject to change for a period of one year following the 2008 Acquisition. The following table summarizes the estimated fair values of the assets and liabilities as of February 13, 2008, the date of the 2008 Acquisition (in thousands):

Current assets	$657,133
Property, plant & equipment	192,722
Deferred financing costs	44,522
Deferred taxes	22,091
Intangible assets	820,000
Goodwill	1,377,679

Total Assets Acquired	$3,114,147
Current liabilities	226,630
Other liabilities	55,307
Deferred taxes	180,963
Debt	1,373,000

Total Liabilities Assumed	$1,835,900
Net Assets Acquired	$1,278,247

Unaudited proforma operating results of the Company giving effect to the 2008 Acquisition on January 1, 2008 and January 1, 2007, respectively, is summarized as follows (in thousands).

	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2007	Nine Months Ended September 30,
		2008	2007
Sales, net	$565,515	$1,486,940	$1,509,511
Net income (loss)	$24,188	$(45,245)	$(55,895)

4. Stock Compensation Plans

All outstanding options to acquire the Company’s common stock issued pursuant to Predecessor’s equity plans, whether or not vested, became fully vested as of the time immediately prior to the 2008 Acquisition and were cancelled and converted into cash payments, without interest, equal to the product of (1) the number of shares of the Company’s common stock subject to each option as of the effective time of the 2008 Acquisition multiplied by (2) the excess, if any, of $25.60 over the exercise price per share of common stock subject to such option (other than in the case of certain options held by members of our senior management who exchanged a portion of their vested options for new vested options in Parent). As a result of the transaction, 1.7 million options vested and thus the Company recognized stock option expense of $6.3 million ($4.0 million after tax) during the period January 1, 2008 to February 13, 2008. The Company recognized compensation expense of $1.0 million ($0.6 million after tax) and $2.4 million ($1.4 million after tax) during the three and nine months ended September 30, 2007, which is included in selling, general and administrative expenses in the accompanying statements of income related to the Predecessor equity plans.

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

Through September 30, 2008, the Company has issued 6.1 million stock options under the 2008 Plan with an exercise price of $10.00 per share and a weighted average fair market value at the date of grant of $3.42 per share. Related to the 2008 Plan 0.9 million shares vested in the period February 14, 2008 through September 30, 2008. A portion of the options issued under the 2008 Plan vest based on time in installments though 2012, and a portion vest based on achievement of pre-established EBITDA performance targets in installments through 2012. It is the Company’s belief that the performance shares will vest over the installment period.

The Company accounts for its stock options under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company recognized compensation expense of $1.3 million ($0.8 million after tax) and $3.3 million ($2.0 million after tax) during the three months ended September 30, 2008 and the period February 14 to September 30, 2008, which is included in selling, general and administrative expense in the accompanying statements of income.

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

As of September 30, 2008, the total compensation cost related to nonvested awards not yet recognized in the Company’s statements of income is $17.5 million. This amount will be recognized on a weighted average period of 3.7 years.

During the nine months ended September 30, 2008, pursuant to the 2008 Plan, Parent issued approximately 0.3 million shares of Chill Holdings, Inc. common stock to employees at a price of $10.00 per share, which increased Additional Paid-In Capital by $3.0 million.

5. Comprehensive Income (Loss)

Other comprehensive income consists of the following (in thousands):

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	February 14 to September 30, 2008	January 1 to February 13, 2008	Nine Months Ended September 30, 2007
Net income (loss)	$30,290	$43,107	$30,379	$(66,042)	$86,709
Change in fair value of derivatives, net of tax	(15,929)	(3,135)	(15,594)	9,099	(246)
Foreign currency translation adjustment	(1,247)	1,021	(1,948)	(41)	2,253

Other comprehensive income (loss)	$13,114	$40,993	$12,837	$(56,984)	$88,716

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Defined Benefit Plans	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
Predecessor
December 31, 2007	$(771)	$(2,242)	$3,350	$337
Net change through February 13, 2008		9,099	(41)	9,058

Accumulated other comprehensive income (loss)—February 13, 2008	$(771)	$6,857	$3,309	$9,395

Successor
February 14, 2008	$—	$—	$—	$—
Net change through September 30, 2008	—	(15,594)	(1,948)	(17,542)

Accumulated other comprehensive income (loss)—September 30, 2008	$—	$(15,594)	$(1,948)	$(17,542)

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	Successor	Predecessor
	September 30, 2008	December 31, 2007
Senior Floating Rate Notes	$—	$179,300
Senior Subordinated Notes	—	400,000
Term credit facility	—	76,125
Senior Subordinated Notes	500,000	—
Term credit facility	772,000	—
Revolving credit facility	100,000	—
Swing Note	—	—
Original Issue Discount	(26,289)	—
Current maturities	—	(3,500)

Total long-term debt (including revolving credit facility), net of original issue discount, less current maturities	$1,345,711	$651,925

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

On February 13, 2008, Merger Sub issued and sold $500.0 million of 13.50%/14.00% senior subordinated notes due 2016, wholly and unconditionally guaranteed by each subsidiary guarantor, and borrowed (1) $800.0 million under a new senior secured term credit agreement due 2013 with Barclays Capital and Calyon New York Branch, as joint lead arrangers, Barclays Capital, Calyon New York Branch and General Electric Capital Corporation, as joint bookrunners, General Electric Capital Corporation, as administrative agent and collateral agent, and the lenders from time to time party thereto, and (2) $105.0 million under a new $300.0 million asset-based revolving credit agreement due 2013 with Barclays Capital and General Electric Capital Corporation, as joint lead arrangers, Barclays Capital, Calyon New York Branch and General Electric Capital Corporation, as joint bookrunners, General Electric Capital Corporation, as administrative agent and collateral agent, General Electric Capital Corporation, as letter of credit issuer, and the lenders from time to time party thereto. The term credit agreement has an interest rate of LIBOR, or a minimum of 3.25%, plus applicable margin, based on certain leverage ratios, which was 4.25% and totaled 7.71% as of September 30, 2008. The revolving credit facility has an interest rate of LIBOR or Prime, plus applicable margin, which totaled 6.0% as of September 30, 2008. The indebtedness under the term credit agreement is net of $26.3 million of an original issue discount that is being amortized to interest expense using the effective interest method over the period the debt is anticipated to be outstanding through maturity.

The Company had unused revolving credit under the revolving credit facility of $ 166.5 million at September 30, 2008. Outstanding commercial and standby letters of credit issued under the credit facility totaled $33.5 million as of September 30, 2008.

Under the new senior secured term credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. In addition, under our new asset-based revolving credit agreement, we are required to satisfy and maintain, in certain circumstances, a minimum fixed charge coverage ratio. At September 30, 2008, we were in compliance with all of the covenants under our senior secured term credit agreement.

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

7. Derivatives

During the first quarter of 2005, the Company entered into interest rate swaps with notional amounts of $250.0 million, which matured in 2007 and 2008, to manage variable rate exposure on the floating rate debt. During the first quarter of 2007, the interest rate swap with a notional amount of $150.0 million matured based on its terms. During the first quarter of 2008, the interest rate swap with a notional amount of $100.0 million matured based on its terms. These interest rate derivative instruments were designated as cash flow hedges. For qualifying hedges, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, allows changes in the fair market value of these hedged instruments to be reported in accumulated other comprehensive income. The Company assessed the effectiveness of the transactions that received hedge accounting treatment. Any ineffectiveness, which generally arises from minor differences between the terms of the swap and terms of the underlying hedged debt, was recorded in other income, net in the statement of income. Any such differences for the three and nine months ended September 30, 2008 and 2007 were immaterial.

During the third and fourth quarters of 2006 and throughout 2007, the Company entered into swaps for a portion of its 2007 and 2008 aluminum and copper supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for these commodities. These swaps, which expire by December 31, 2008, have been designated as cash flow hedges.

During the third quarter of 2008, the Company entered into swaps for an additional portion of its 2008 and 2009 commodity supply to fix the purchase price. These swaps expire by December 31, 2009 and have been designated as cash flow hedges.

The ineffectiveness for the three months ended September 30, 2008, the period January 1 to February 13, 2008 and the period February 14 to September 30, 2008 were a loss of $0.6 million, a gain of $0.3 million, and a loss of $0.6 million, respectively.

For these qualifying commodity hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. In connection with the 2008 Acquisition, Predecessor’s other comprehensive income was eliminated in accordance with purchase accounting. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income.

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

The Company made a $1.3 million contribution to the plan during the third quarter of 2008. The Company does not expect to make contributions to the plan during the remainder of 2008.

The components of net periodic benefit cost recognized during interim periods are as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	February 14 to September 30, 2008	January 1 to February 13, 2008	Nine Months Ended September 30, 2007
Service cost	$171	$202	$432	$81	$606
Interest cost	463	436	1,170	219	1,308
Expected return on plan assets	(568)	(535)	(1,436)	(268)	(1,605)
Amortization of prior service cost	3	20	8	1	60

Net periodic benefit cost	$69	$123	$174	$33	$369

9. Contingent Liabilities

On October 26, 2007, a putative class action was filed on behalf of all similarly situated stockholders of the Company in the Harris County District Court, Houston, Texas, styled Call4U, Ltd. v. Carroll, Case Number 2007-66888. A similar case, styled Pipefitters Local No. 636 Defined Benefit Plan vs. Goodman, was later filed and then consolidated with the Call 4U, Ltd. case. The lawsuits named as defendants the Company, all of its directors and Hellman & Friedman, and asserted claims for breach of fiduciary duty against the directors and aiding and abetting such breaches against Hellman & Friedman. The plaintiffs sought an injunction restraining the closing of the merger, reimbursement of associated attorneys’ and experts’ fees and other relief that the court deems proper. On January 4, 2008 Goodman entered into a memorandum of understanding setting out an agreement in principal to settle all claims in the litigation, which settlement is subject to certain conditions precedent, including court approval. As of September 30, 2008, the matter is still pending.

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

Based on analyses of currently available information, it is probable that costs associated with the site will be $0.5 million. We reserved approximately $0.5 million as of September 30, 2008 in accordance with SFAS No. 5, Accounting for Contingencies, although it is possible that costs could exceed this amount by up to approximately $2.7 million. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

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

Acquisition by Chill Holdings, Inc. and Related Events

On October 21, 2007, Chill Holdings, Inc. (Parent), Chill Acquisition, Inc., a subsidiary of Parent (Merger Sub), and Goodman Global, Inc. entered into an agreement and plan of merger (the Merger Agreement) pursuant to which Merger Sub merged with and into Goodman Global, Inc. on February 13, 2008. We refer to these transactions as the 2008 Acquisition. Merger Sub was incorporated on October 15, 2007 for the purpose of acquiring Goodman Global, Inc. and did not have any operations prior to February 13, 2008 other than in connection with the Goodman acquisition. Parent is controlled by investment funds affiliated with Hellman & Friedman LLC, and other stockholders include investment funds affiliated with GSO Capital Partners L.P., Farallon Capital Partners L.P., and AlpInvest Partners N.V., along with certain other investors that GSO syndicated their investments to, as well as certain members of management. In connection with the 2008 Acquisition, our common stock was deregistered and our subsidiary’s senior subordinated 7-7/8% notes due 2012 and its senior floating rates notes due 2012 were repurchased and redeemed, and Goodman Global, Inc. issued $500.0 million aggregate principal amount of 13.5%/14.0% senior subordinated notes due 2016. When we refer to the Transactions, we are referring to the foregoing and not our IPO or the 2004 Transactions as defined below.

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

Markets and Sales Channels

We manufacture and market an extensive line of heating, ventilation and air conditioning products for the residential and light commercial markets primarily in the United States and Canada. These products include split-system air conditioners and heat pumps, gas furnaces, package units, air handlers, package terminal air conditioners, evaporator coils and accessories. Essentially all of our manufactured products are assembled at facilities in Texas, Tennessee, Florida, Arizona and Pennsylvania, and are distributed through over 850 distribution points across North America.

Our products are manufactured and marketed primarily under the Goodman®, Amana® and Quietflex® brands. We position the Goodman brand as a leading residential and light commercial HVAC brand in North America and as the preferred brand for quality HVAC equipment at low prices. Our premium Amana branded products include enhanced features such as higher efficiency and quieter operation. The Amana brand is positioned as the “great American brand” that outlasts the rest, highlighting durability and long-life. Quietflex branded products include flexible duct products that are used primarily in residential HVAC markets.

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

We believe approximately 20% to 25% of our sales for the year ended December 31, 2007 were for residential new construction, with the balance attributable to repair, retrofitting and replacement units. With the current downturn in residential new construction activity and the overall downturn in the economy, we are seeing a decline in the volume of products we sell into this market.

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

Other income, net consists of gains and losses on the disposals of assets, ineffectiveness related to hedge accounting of our commodity swaps, and miscellaneous income or expenses.

Income taxes

At September 30, 2008, we had a valuation allowance of $3.4 million against certain net operating loss carryforwards. As of September 30, 2008, we had net deferred tax liabilities of $124.0 million primarily related to the non-deductibility of the step-up in basis of the assets to fair value in accordance with purchase accounting related to the Transactions.

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

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of operations data for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008(1)	2007
Consolidated statement of operations data:
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.3	73.4	76.5	75.5
Selling, general and administrative expenses	9.8	10.1	13.7	10.5
Depreciation and amortization expense	2.4	1.6	2.4	1.7

Operating profit	16.5	14.9	7.4	12.3
Interest expense, net	7.4	2.9	10.4	3.3
Other (income) expense, net	0.0	(0.1)	(0.0)	(0.1)

Earnings before taxes	9.1	12.1	(3.0)	9.1
Provision for income taxes	3.4	4.5	(0.6)	3.4

Net income	5.7	7.6	(2.4)	5.7

(1)	The financial information for these periods reflects the combined presentation of the successor and predecessor company financial statements and are therefore unaudited non-GAAP financial measures.

Three Months Ended September 30, 2008 Compared to September 30, 2007

Sales, net. Net sales for the three months ended September 30, 2008 were $533.7 million, a $31.8 million, or 5.6%, decrease from $565.5 million for the three months ended September 30, 2007. Sales volume for the three months ended September 30, 2008 was 11.1% lower than the same period in the previous year, primarily as a result of the continuing decline in the residential new construction market, unseasonably mild weather and the overall downturn in the economy. The decline in sales volume was partially offset by a 2.7% increase related to a favorable product mix, including the continued shift to higher priced, higher SEER cooling products. Also contributing to the increases was 2.8% of pricing-related gains and the continuing benefit from the 11 new company-operated distribution centers that were opened during the period from October 1, 2007 through June 30, 2008.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2008, was $380.3 million, a $34.9 million, or 8.4% decrease from $415.2 million for the three months ended September 30, 2007. Cost of goods sold as a percentage of net sales decreased from 73.4% for the three months ended September 30, 2007 to 71.3% for the three months ended September 30, 2008. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product designs and increased productivity and efficiencies in our factories, partially offset by higher commodity costs.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2008, was $52.3 million, a $4.9 million decrease from $57.2 million for the three months ended September 30, 2007. The 8.6% decrease was driven by decreases in incentive compensation expense during the three months ended September 30, 2008 due to the decline in operating results in 2008.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2008, was $12.9 million, a $3.8 million or 41.9% increase from $9.1 million for the three months ended September 30, 2007. The increase was primarily due to increased amortization of identifiable intangible assets and depreciation recorded resulting from the Transactions.

Operating (loss) profit. Operating profit for the three months ended September 30, 2008, was $88.2 million, a $4.2 million increase from $84.0 million reported for the three months ended September 30, 2007. Operating profit increased 5.0% due to a favorable product mix, pricing-related gains, cost-reducing product designs, increased productivity and efficiencies in our factories, offset by lower sales volume and higher commodity costs.

Interest expense, net. Interest expense, net for the three months ended September 30, 2008, was $39.3 million, an increase of $22.9 million from $16.4 million reported for the three months ended September 30, 2007. Interest expense, net increased due to increases in the amount of debt outstanding and higher interest rates. The outstanding debt balance as of September 30, 2008 was $1,345.7 million compared to $835.4 million as of September 30, 2007.

Other (income) expense, net. Other (income) expense for the three months ended September 30, 2008, was $0.3 million expense, a net change of $1.4 million from $1.1 million income reported for the three months ended September 30, 2007. The change in other (income) expense, net primarily represents ineffectiveness of certain of our commodity derivatives that qualify for hedge accounting treatment. Also contributing to the change was $0.4 million and $0.7 million net gains from asset dispositions during the three months ended September 30, 2008 and September 30, 2007, respectively.

Provision for income taxes. The income tax provision for the three months ended September 30, 2008, was $18.3 million, a decrease of $7.4 million compared to $25.7 million for the same period in 2007. The effective tax rate for the three months ended September 30, 2008 and September 30, 2007 was 37.7% and 37.3%, respectively.

Nine Months Ended September 30, 2008 Compared to September 30, 2007

Sales, net. Net sales for the nine months ended September 30, 2008 were $1,486.9 million, a $22.6 million, or 1.5%, decrease from $1,509.5 million for the nine months ended September 30, 2007. Sales volume for the nine months ended September 30, 2008 was 5.9% lower than the previous year, primarily as a result of the continuing decline in the residential new construction market, the mild weather conditions throughout much of the United States and the overall downturn in the economy. The decline in sales volume was partially offset by a 2.8% increase related to a favorable product mix, including the continued shift to higher priced, higher SEER cooling products. Also contributing to the increases were 1.6% of pricing-related gains and the benefit of sales volume increases from the seven new company-operated distribution centers that were opened during the first nine months of 2008 and the continuing benefit from the four new company-operated distribution centers that were opened during the period October 1, 2007 through December 31, 2007.

Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2008, was $1,137.8 million, a $2.2 million, or 0.2% decrease from $1,140.0 million for the nine months ended September 30, 2007. The decrease primarily relates to lower sales volume, partially offset by an increase resulting from the purchase accounting treatment of the step-up in basis of inventory related to the Transactions. During the period following the Transactions, our cost of goods sold increased by $48.0 million as we recognized the non-cash increase in our inventory value. Excluding the effect of the amortization of the inventory step up, cost of goods sold as a percentage of net sales decreased from 75.5% for the nine months ended September 30, 2007 to 73.3% for the nine months ended September 30, 2008. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product designs and increased productivity and efficiencies in our factories, offset by higher commodity costs.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2008, was $204.1 million, a $45.8 million increase from $158.3 million for the nine months ended September 30, 2007. Selling, general and administrative expense for the nine months ended September 30, 2008 was negatively affected by $42.9 million of expenses related to the Transactions. The increase in selling, general and administrative expense was also driven by the net addition of eight new company-operated distribution centers opened between September 30, 2007 and September 30, 2008 and additional sales personnel in our company-operated sales distribution centers, offset by decreases in incentive compensation due to lower operating results for the 2008 fiscal year.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2008, was $36.6 million, a $10.8 million or 41.8% increase from $25.8 million for the nine months ended September 30, 2007. The increase was primarily due to increased amortization of identifiable intangible assets and increased depreciation recorded resulting from the Transactions.

Operating (loss) profit. Operating profit for the nine months ended September 30, 2008, was $108.5 million, a $76.8 million decrease from $185.3 million for the nine months ended September 30, 2007. Operating profit for the nine months ended September 30, 2008 was negatively impacted by the $48.0 million amortization of the inventory step up, the $42.9 million Transaction-related expenses and lower sales volumes. The decrease was partially offset by favorable product mix and pricing-related gains, mentioned above, cost-reducing product designs, increased productivity and efficiencies in our factories.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2008, was $154.0 million, an increase of $103.7 million from $50.3 million reported for the nine months ended September 30, 2007. Interest expense, net for the nine months ended September 30, 2008 included a charge of $35.6 million related to the Transactions and $14.2 million related to the extinguishment of our predecessor company’s outstanding debt. Additionally, interest expense, net increased due to increases in the amount of debt outstanding and higher interest rates. The outstanding debt balance as of September 30, 2008 was $1,345.7 million compared to $835.4 million as of September 30, 2007.

Other (income) expense, net. Other (income) for the nine months ended September 30, 2008, was $0.5 million, a net change of $2.3 million from $2.8 million reported for the nine months ended September 30, 2007. The change in other (income) expense, net is primarily due to $0.4 million and $2.0 million net gains from asset dispositions during the nine months ended September 30, 2008 and September 30, 2007, respectively.

Provision for income taxes. The income tax benefit for the nine months ended September 30, 2008, was $9.4 million, an increase of $60.6 million compared to the tax provision of $51.2 million for the same period in 2007. The net tax benefit was due to the pre-tax loss during the nine months ended September 30, 2008 resulting from expenses related to the Transactions and higher interest expense and the benefit of the domestic production activities deduction. The effective tax rate for the nine months ended September 30, 2008 and September 30, 2007 was 20.9% and 37.1%, respectively.

Liquidity and Capital Resources and Off-balance Sheet Arrangements

As of September 30, 2008, we had unrestricted cash and cash equivalents of $158.1 million and working capital of $306.1 million, excluding $166.5 million of undrawn commitments for revolving credit loans under our asset-based revolving credit agreement. We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our asset-based revolving credit agreement. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our asset-based revolving credit agreement, will be adequate to meet our short-term and long-term liquidity needs over the next 12 to 24 months. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes.

Operating activities. For the nine months ended September 30, 2008, cash provided by operations was $142.7 million compared to $156.1 million for the nine months ended September 30, 2007. Cash provided by operations for the nine months ended September 30, 2008 was impacted by approximately $78.6 million of expenses related to the Transactions. Additionally, cash from operations decreased due to higher interest expense associated with debt incurred in connection with the Transactions, offset by $60 million received from tax refunds. Cash from operations for the nine months ended September 30, 2007 was affected by higher net income and lower inventory levels as a result of less complexity in our product mix and improved productivity in the factories and logistics centers which allowed us to operate closer to market demand.

Investing activities. For the nine months ended September 30, 2008, cash used in investing activities was $1,952.4 million compared to $10.1 million for the nine months ended September 30, 2007. This usage was primarily due to $1,940.7 million of cash relating to the Transactions. Capital expenditures were $12.9 million and $22.1 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, these capital expenditures were offset by $1.3 million and $12.0 million, respectively in proceeds from the sale of buildings and associated land used in our company-operated distribution network.

Financing activities. For the nine months ended September 30, 2008, cash provided by financing activities was $1,948.9 million compared to $2.5 million in cash used in financing activities for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we extinguished our predecessor company debt and received proceeds of $1,373.0 million from long-term debt, net of original issue discount and $1,278.2 million in equity contributions in connection with the Transactions. In addition, for the nine months ended September 30, 2008, we had net borrowings of $6.5 million under our revolving credit facility, of which $11.5 million was repaid as a result of the Transactions and incurred deferred financing costs of $45.5 million and equity issuance costs of $8.1 million associated with the Transactions. Financing activities for the nine months ended September 30, 2007 primarily included the payments of long-term debt of $2.6 million.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FA5 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS No. 157 on our Consolidated Financial Statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of our creditworthiness when valuing certain liabilities.

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

Our valuation techniques are applied to all of the assets and liabilities carried at fair value as of January 1, 2008, upon adoption of SFAS No. 157. Currently, our commodity derivative instruments are carried at fair value under SFAS No. 157. The fair values are based upon independently sourced market parameters. To ensure that these derivative instruments are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party and constraints on liquidity. Any such adjustment is not material as of September 30, 2008.

Effective January 1, 2008, we also adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As we have not elected the fair value option for any of our assets or liabilities, the adoption of SFAS No. 159 had no impact on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates, foreign exchange rates and commodity prices.

We are subject to interest rate and related cash flow risk in connection with borrowings under our senior secured credit facilities totaling $872.0 million at September 30, 2008. To reduce the risk associated with fluctuations in the interest rate of our floating rate debt, on May 12, 2008 we entered into a two-year interest rate cap with a notional amount of $150.0 million. The LIBOR cap rate is 7%.

Our results of operations can be affected by changes in interest rates due to variable interest rates on our senior secured credit facilities. The annual impact of a 1% increase or decrease in overall interest rates would change our results of operations by $7.7 million ($4.8 million, net of tax).

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered and may continue to enter into commodity derivative arrangements. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. We generally do not enter commodity hedges extending beyond eighteen months. We have entered into swaps for a portion of our commodity supply which expire by December 31, 2009. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $13.5 million and $10.3 million as of September 30, 2008 and December 31, 2007, respectively.

We continue to monitor and evaluate the prices of our principal raw materials and may decide to enter into additional hedging contracts in the future.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information regarding litigation and environmental matters described in Note 9 of the Notes to the Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Goodman Global, Inc.

Date: November 7, 2008	/s/ Lawrence M. Blackburn
Lawrence M. Blackburn Executive Vice President and Chief Financial Officer