Form 10-K
period 2008-12-31
Goodman Global Inc
filed 2009-03-13
CIK 1314655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐    Although Goodman Global, Inc. is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act for the period commencing January 1, 2009, the company has filed all Securities Exchange Act reports for the preceding 12 months.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

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

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

No public trading market exists for the common stock, par value $0.01 per share, of Goodman Global, Inc. The aggregate market value of the common stock held by non-affiliates of the registrant was zero as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. All of the outstanding shares of common stock, par value $0.01 per share, of Goodman Global, Inc. are held by Chill Holdings, Inc., the registrant’s parent company. As of March 2, 2009, there were ten (10) shares outstanding of Goodman Global, Inc.’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE: None

GOODMAN GLOBAL, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

i

PART I

Cautionary Note on Forward Looking Statements

This annual report contains forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance or other statements that are not historical statements that are contained in this annual report under the headings “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements. Examples of forward-looking statements include statements such as the statement of our belief that we have sufficient liquidity to fund our business operations for at least the next twelve months. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this annual report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Some of the key factors that could cause actual results to differ from our expectations are:

•	general economic conditions;

•	changes in weather patterns and seasonal fluctuations;

•	changes in governmental regulation and policy and effects on our business from our compliance with regulations;

•	changes in customer demand;

•	the maturation of our new company-operated distribution centers;

•	increased competition and technological and product changes and advances;

•	increases in the cost of raw materials and components;

•	our relations with our independent distributors;

•	damage or injury caused by our products;

•	increases in interest rates; and

•	access by us or our customers to credit and financing.

Although forward-looking statements reflect management’s good faith beliefs, they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included in this annual report are made only as of the date hereof. We do not undertake and specifically decline obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or developments, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; the realization of expected tax benefits; changes in exchange rates and currency values; capital expenditure requirements; access to credit financing and the capital markets and the risks and uncertainties described in Item 1A, “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.

Market and Industry Data

Unless otherwise indicated, information contained in this annual report concerning the heating, ventilation and air conditioning, or “HVAC,” industry or market refers to the residential and light commercial sector within the domestic HVAC industry. Our general expectations concerning the HVAC industry and its segments and our market position and market share within the HVAC industry and its segments are derived from data from various third-party sources. In addition, this annual report presents similar information based on management estimates. Such estimates are derived from third-party sources as well as data from our internal research and on assumptions made by us, based on such data and our knowledge of the HVAC industry, which we believe to be reasonable. Although we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those described in Item 1A, “Risk Factors.”

Unless otherwise noted, the terms “company,” “we,” “us,” and “our” refer to Goodman Global, Inc., Goodman Global Holdings, Inc. and our consolidated subsidiaries.

ITEM 1.	Business

Our History

We participate in the heating, ventilation and air conditioning, or HVAC, industry. We believe we are the second largest domestic manufacturer of residential and light commercial heating and air conditioning products based on unit sales. Founded in 1975 as a manufacturer of flexible duct, we expanded into the broader HVAC manufacturing market in 1982. Since then, we have expanded our product offerings and maintained our core competency of manufacturing high-quality products at low costs. Our growth and success can be attributed to our strategy of providing a quality, competitively priced product that we believe is designed to be reliable and easy-to-install.

Goodman Global, Inc. was incorporated under the laws of Delaware in 2004. On December 23, 2004, Apollo Management, L.P., or Apollo, through its affiliate, Frio Holdings LLC, acquired our business from Goodman Global Holdings, Inc., a Texas corporation, and following a reorganization, we operated as Goodman Global, Inc.

On April 11, 2006, Goodman Global, Inc. completed the initial public offering of its common stock.

On February 13, 2008, Chill Acquisition, Inc., a Delaware corporation formed on October 15, 2007, merged with and into Goodman Global, Inc., with Goodman Global, Inc. as the surviving corporation, now a subsidiary of Chill Holdings, Inc., or Parent, a Delaware corporation formed on October 12, 2007 by affiliates of Hellman & Friedman LLC.

Overview

We believe we are the second largest domestic manufacturer of heating, ventilation and air conditioning, or HVAC, products for residential and light commercial use based on unit sales in 2008. Our activities include engineering, manufacturing, assembling, marketing and distributing an extensive line of HVAC and related products. Our products are predominantly marketed under the Goodman®, Amana® and Quietflex® brand names. The Goodman® brand is one of the leading HVAC brands in North America and caters to the large segment of the market that is price sensitive and desires reliable and low-cost climate comfort, while our premium Amana® brand includes enhanced features such as higher efficiency and quieter operation. The Quietflex® brand is a recognized brand of flexible duct.

We sell our products through a North American distribution network with approximately 900 total distribution points comprised of over 150 company-operated distribution centers and approximately 750 independent distributor locations. Our company-operated distribution centers in key states such as Texas, Florida, California, Arizona and Nevada provide us direct access to large markets in North America and enable us to maintain a significant amount of market intelligence and control over how our products are distributed. Our independent distributors, many of which have multiple locations and most of which exclusively sell our products, enable us to more fully serve other major sales areas and complement our broad distribution network. We offer our independent distributors incentives to promote our brands, which allow them to provide installing contractors, who we refer to as dealers, with our products at attractive prices while meeting their own profit targets. We believe that our growth is attributable to our strategy of providing quality, value-priced products through an extensive, growing and loyal distribution network.

We operate three manufacturing and assembly facilities in Houston, Texas, two in Tennessee, one in Arizona, one in Pennsylvania and one in Florida, totaling approximately two million square feet. Since 1982, our unit volume sales and market share have grown to surpass all but one of our competitors in the residential and light commercial HVAC sector. Approximately 5% of our 2008 net sales and approximately 1% of our total assets as of December 31, 2008 were outside the United States.

Industry

The U.S. residential and light commercial HVAC industry is estimated at approximately $8.3 billion in annual sales and approximately 8.1 million units shipped in 2008. We believe the top five domestic manufacturers represent approximately 80% of unit sales in 2008. Overall, the industry has historically been characterized by relatively stable long-term growth, a well-established, fragmented distribution system and significant challenges for new entrants. We believe the market shares of the large, incumbent industry participants have been relatively stable in recent years, although we have continued to gain market share.

Stable, Long-Term Industry Growth. On a unit basis, the HVAC industry has grown at a compounded annual growth rate of approximately 1.1% over the last 20 years, driven primarily by increased central air conditioning penetration in both existing and new homes. According to the U.S. Census Bureau, in 2007, the latest year for which statistics are available, 90% of new single-family homes completed were equipped with central air conditioning, up from 70% in 1985, and 91% of multi-family homes completed were equipped with air conditioning, up from 88% in 1985. In the U.S. Census Bureau’s South Region, which accounted for 52% of housing units completed, air conditioning was installed in approximately 100% of new single-family homes. The U.S. Census Bureau reported 1.2 million privately-owned housing units were completed during 2007 and the percentage of homes completed with greater than 2,400 square feet increased to approximately 45% in 2007 from approximately 17% in 1985.

Prior to the 1980s, HVAC unit shipments were strongly correlated to new housing construction. As the overall housing base expanded due to increased new home sales and central air conditioning increased its penetration into homes, the HVAC industry became more driven by replacement demand. As older units within the large base of existing homes approach the end of their useful lives, they will need to be replaced by newer and more efficient models, creating a relatively stable base of demand for HVAC products. We estimate that replacement products currently range between 70% and 80% of industry sales.

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

We believe domestic manufacturers represented over 97% of unit shipments in 2007, as competition from foreign manufacturers has remained limited. Foreign manufacturers are presented with logistical challenges, due to the expense of shipping HVAC products, as well as other business challenges resulting from differences in consumer preferences for single room HVAC systems abroad versus central systems domestically. Additionally, labor costs represent a small percentage of our total costs of goods sold, making it less economical to capitalize on overseas labor costs, particularly given the added cost of transporting products from outside North America. While foreign competition is limited, HVAC manufacturers do source a significant amount of their components overseas which serves to reduce costs of goods sold and increase margins.

Products

We manufacture and market an extensive line of HVAC products for residential and light commercial use. These products include split-system air conditioners and heat pumps, gas furnaces, package units, air handlers, Package Terminal Air Conditioners/Heat Pumps, or “PTACs,” evaporator coils, flexible duct and accessories. Our products are predominantly marketed under the Goodman®, Amana® and Quietflex® brands.

Our principal HVAC products are outlined in the following table and summarized below.

	Size(1)	Efficiency(2)
Product line
Split systems:
Air conditioners	1.5 to 10 Tons	13 to 18 SEER
Heat pumps	1.5 to 10 Tons	13 to 18 SEER
Gas furnaces	45,000–140,000 BTUH	80 to 96% AFUE
Package units(3):
Gas/electric	2 to 10 Tons	13 to 15 SEER
Electric/electric (A/C)	2 to 10 Tons	13 SEER
Electric/electric (heat pump)	2 to 10 Tons	13 to 15 SEER
Air handlers	1.5 to 10 Tons	NA
PTAC(3):
A/C & electric heat coil	7,000 to 15,000 BTUH	9.5 to 12.8 EER
Heat pump	7,000 to 15,000 BTUH	9.3 to 12.8 EER
Evaporator coils	1.5 to 5 Tons	NA
Flexible duct	3” to 22”	R-4.2, 6, 8

(1)	Based on cooling tons of thousands of British Thermal Units Per Hour (BTUH). 12,000 BTUH = 1 ton.

(2)	Measure of a product’s efficiency used to rate it comparatively and to calculate energy usage and cost: SEER—Seasonal Energy Efficiency Rating; AFUE—Annual Fuel Utilization Efficiency; EER—Energy Efficiency Rating. R-value is a comparative measure of thermal resistance used to quantify insulating properties.

(3)	Products with commercial product characteristics and certain other products are not subject to the 13 SEER minimum efficiency standards.

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

Package units. A package unit consists of a condensing unit and an evaporator coil combined with a gas or electric heat source in a single, self-contained unit. It is typically placed outside of the structure on a ground slab or roof.

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

Distribution Network

We sell our products through a North American distribution network with approximately 900 total distribution points comprised of over 150 company-operated distribution centers and approximately 750 independent distributor locations. For the year ended December 31, 2008, approximately 62% of our net sales were made through company-operated distribution centers and our direct sales force while the remaining 38% of our net sales were made through our independent distributors. Our distribution strategy consists of maintaining broad geographic coverage and strong distributor and dealer relationships.

We operate company-operated distribution centers in key states such as Texas, California, Arizona, Nevada and Florida. This strategy provides us direct access to large markets in North America and allows us to maintain a significant amount of control over the distribution of our products. Our company-operated distribution center network provides us with considerable operational flexibility by giving us (i) direct access to dealers which provides us continuous, real-time information regarding their preferences and needs, (ii) better control over inventory through direct information flow which allows us to market our full line of products in our company-operated distribution centers, (iii) the ability to manage margins at our discretion, (iv) an additional channel in which to conduct market tests of new products and (v) the ability to introduce new products broadly and quickly. Our company-operated distribution centers employ a low-cost distribution strategy to provide competitive pricing. In the past five years, we have increased our company-operated distribution center base by over 60%. We expect to continue to seek opportunities to expand our company-operated distribution center footprint in targeted North American markets.

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

•

New Dealer Recruitment Program: We offer a program through which dealers tour our manufacturing and research facilities, are educated on our products, review our quality control process and meet with our engineers and management. This interaction allows us to provide visual reinforcement of the quality and care taken in the manufacture of our products. The program also provides us with the opportunity to garner direct feedback from dealers on end user receptivity to current products, as well as gauge the dealers’ interest in future products ahead of a broader product introduction.

Our independent distributor network provides us market access where we do not employ company-operated distribution centers. Independent distributors are typically selected and retained on the basis of (i) a demonstrated ability to meet or exceed performance targets, (ii) a solid financial position and (iii) operating with a low-cost structure and competitive pricing. Our selection process coupled with our incentive programs, which make switching costs high, has resulted in a low distributor turnover rate. Since the beginning of 2004, we added approximately 250 new independent distributor locations through the addition of new distributors or the expansion of existing distributors.

We also seek to broaden our customer base by developing new customer relationships with national homebuilders and further developing our customer relationships with large national and regional homebuilders. We believe these relationships will increase sales and continue to add credibility and visibility to our brand names and products.

Manufacturing

We operate three manufacturing and assembly facilities in Houston, Texas, two in Tennessee, one in Arizona, one in Pennsylvania and one in Florida, totaling approximately two million square feet. We believe we have sufficient capacity to achieve our business goals for the foreseeable future without the need for further expansion.

We operate two logistics centers, the Houston Logistics Center (a freestanding center) and the Fayetteville Center (a logistics center in the Fayetteville, Tennessee facility). The manufacturing plants feed finished products into these two logistics centers for deployment into the distribution channels. As the distribution network provides point of sale information, these logistics centers deploy products into the marketplace as demand dictates. The Quietflex® branded product is distributed to customers from Quietflex-related manufacturing and assembly facilities located in Houston, Texas, Phoenix, Arizona, Groveland, Florida and Scranton, Pennsylvania.

Raw Materials and Purchased Components

We purchase most of our components, such as compressors, motors, capacitors, valves and control systems, from third-party suppliers. In order to maintain low input costs, we also manufacture select components when it is deemed cost effective. We also manufacture heat transfer surfaces and heat exchangers for our units.

Our primary raw materials are steel, copper and aluminum, all of which are purchased from third parties. We spent approximately $300.0 million in each of 2008 and 2007 on these raw materials. Cost variability of raw materials can have a material impact on our results of operations. In order to enhance raw material price stability, we monitor principal raw material prices and strategically enter into commodity forward contracts and hedges for the purchase of certain raw materials.

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

In 2008, our top ten suppliers accounted for approximately 76% of our supply expenditures. We believe we have strong and longstanding relationships with many of our suppliers.

See “Item 1A Risk Factors—Significant fluctuations in the cost of raw materials and components have, and may continue to, increase our operating margins. In addition, a decline in our relationships with key suppliers may have an adverse effect on our business.”

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

Although there is demand for our products throughout the year, in each of the past three years approximately 57% to 60% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production also typically occurs in the second and third quarters of the fiscal year.

Customers

Our customers consist primarily of (i) distributors who supply independent dealers who install our products for the ultimate end user and (ii) independent dealers when selling through our company-operated distribution centers. We also sell PTAC products directly to the light commercial sector, including hotels, motels and assisted living facilities.

We have a diverse and fragmented customer base in key regions throughout the United States. In 2008, no independent distributor accounted for more than 10% of our net sales. We believe the loss of any single distributor would not have a material effect on our business and operations. Our top ten independent distributors accounted for approximately 31% of our net sales in 2008. Our sales, marketing and distribution strategy focuses on keeping prices low to the dealer, while allowing distributors to achieve their profit goals.

Research and Development

We maintain an engineering and research and development staff whose duties include testing and improving existing product lines and developing new products. Company-sponsored research and development expense was $10.5 million, $9.1 million and $8.8 million for the years ended December 2008, 2007 and 2006, respectively. We charge research and development costs to selling, general and administrative expense as incurred. Research and development is conducted at our facilities in Houston, Texas, Fayetteville, Tennessee and Dayton, Tennessee. Research and development is focused on maintaining product competitiveness by improving the cost of manufacture, safety characteristics, reliability and performance while ensuring compliance with governmental standards. The engineering staff focuses its cost reduction efforts on standardization, size and weight reduction, the application of new technology and improving production techniques. Our engineering staff maintains close contact with marketing and manufacturing personnel to ensure that their efforts are in line with market trends and are compatible with manufacturing processes.

Information Systems

We use software packages from major publishers to support business operations: MAPICS for manufacturing, order processing, payroll and finance; PkMS for logistics center operation; Kronos for time and attendance reporting; and Mincron for company-operated distribution operations. The major business systems operate on an IBM AS/400 computer. We improved our systems by installing the current version of MAPICS to improve service and data accuracy, converting Quietflex operations to use MAPICS, implementing a bar code-based control system at our Houston Logistics Center and Fayetteville Logistics Center, and completing the installation of Mincron into our company-operated distribution centers. Our company-operated distribution centers provide us with significant, real-time information that allows us to monitor the trends in our business and to rapidly respond to changes in the markets we serve to capitalize on potential growth opportunities. We developed and use a custom application system that computes optimal replenishment quantities of equipment and parts into our company-operated distribution centers.

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

Competition

The production and sale of HVAC equipment by manufacturers is highly competitive. HVAC manufacturers primarily compete on the basis of price, depth of product line, product efficiency and reliability, product availability and warranty coverage. According to industry sources, the top five domestic manufacturers represented approximately 80% of unit sales in the United States residential and light commercial HVAC market in 2007. Based on unit sales, we are the second-largest domestic manufacturer of HVAC equipment for residential and light commercial use. Our four largest competitors in this market are Carrier Corporation (a division of United Technologies Corporation), Trane Inc. (a wholly-owned subsidiary of Ingersoll-Rand Company Limited), Lennox International, Inc. and Rheem Manufacturing Company. A number of factors affect competition in the HVAC market, including the development and application of new technologies and an increasing emphasis on the development of more efficient HVAC products. In addition, new product introductions are an important factor in the market categories in which our products compete. Some of our competitors are large and have significantly greater financial, marketing and technical resources than we do. Although we believe we have been able to compete successfully in our markets to date, there can be no assurance that we will be able to do so in the future.

Patents and Trademarks

We hold a number of patents, and have recently filed a number of patent applications, relating to the design and manufacture of our heating and air conditioning products. We generally endeavor to obtain patent protection for technology that we develop and will enforce such protection as appropriate. Our existing patents generally expire between 2009 and 2015. In connection with the marketing of our products, we have obtained trademark protection for all of our brand names. The trademark registration for these names have an initial term of between five and six years and thereafter a term of 10 years. The 10 year term is renewable for additional 10-year terms so long as the names are still being used by us for the purpose for which they were registered. We have a license to use the Amana brand name and related trademark in connection with our HVAC business. The Amana trademark is controlled by Whirlpool Corporation (subsequent to its acquisition of Maytag) which markets appliances under the Amana brand name. As part of the sale of the Amana appliance business to Maytag in 2001, we entered into a trademark license agreement with Maytag. The trademark license agreement expires in July 2011, with renewal terms available for a total of an additional 15 years. In addition, we possess a wide array of proprietary technology and know-how. We believe that our patents, trademarks, trade names, service marks and other proprietary rights are important to the development and conduct of our business as well as the marketing of our products. We vigorously protect these rights.

Employees

As of December 31, 2008, we had 4,401 full-time employees (3,377 hourly and 1,024 salaried employees). Of those, 2,794 employees were directly involved in manufacturing processes (assembly, fabrication, maintenance, quality assurance and forklift operations) at our eight manufacturing and assembly facilities. Our only unionized workforce is at our Fayetteville, Tennessee manufacturing facility, which we acquired with the 1997 acquisition of Amana. The 1,063 Fayetteville hourly employees are represented by the International Association of Machinist and Aerospace Workers. Although the Fayetteville facility has been unionized since the 1960s, there have been no work stoppages or strikes at the plant since 1978. The current contract will expire on December 5, 2009. We believe we have good relations with our employees.

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

Some cooling products that we manufacture currently and lawfully contain HCFC-22. This refrigerant is sealed inside the condensing unit or evaporator coil and is expected to remain within the unit throughout the operating life of the system without leakage to the atmosphere. We believe that our operations materially comply with all current EPA regulations relating to refrigerants. In addition, we do not believe that either the Clean Air Act and its HCFC implementing regulations as currently in effect or any reasonably anticipated accelerated phase-out of HCFC-22 will have a material adverse impact on our business, financial condition or results of operations.

As a result of the international and national actions to end use of HCFC-22 we currently use a substitute refrigerant in some of our air conditioning and heat pump products. This substitute refrigerant, HFC-410A, is a mixture of hydrofluorocarbons that the EPA has determined do not contribute to the depletion of the ozone layer and therefore are not subject to phase-out mandates. We manufacture and sell some of our air conditioning and heat pump equipment incorporating the HFC-410A refrigerant, and have done so for over five years. Products using the new refrigerant require compressors, seals, and heat exchangers designed to meet its higher operating pressures. Although we are unable to predict the full extent of modifications that may be necessary to our manufacturing processes or the costs associated with the use of alternative refrigerants as we transform all manufacturing lines to make products using HFC-410A refrigerant by 2010, we do not expect that either will have a material adverse effect on us unless the phase-out is accelerated more rapidly than is currently anticipated under the Clean Air Act.

Efficiency Standards. We are subject to international, federal, state, provincial and local laws and regulations concerning the energy efficiency of our products, including, among others, the National Appliance Energy Conservation Act of 1987, as amended, or “NAECA”, the Canadian Energy Efficiency Act, and regulations promulgated under these acts. Energy efficiency in air conditioning products is measured by a SEER. A higher SEER indicates a lower amount of energy is required for the same amount of cooling capacity. Typical systems range from 10 SEER to 23 SEER, with 14 SEER and higher considered to be premium efficiency systems. Effective January 23, 2006, the U.S. federal minimum efficiency standard for central air conditioners and heat pumps manufactured in the United States increased from 10 SEER to 13 SEER under NAECA, a change we actively supported. We believe such a standard is beneficial to the environment and that our industry leading cost structure and manufacturing expertise should allow us to capture additional market share. The U.S. Department of Energy is currently revising the national residential furnace standard. We have established processes that we believe will allow us to offer new products that meet or exceed these new national standards well in advance of implementation of the new standards.

Other Environmental, Health and Safety Matters. We are subject to extensive, evolving and often increasingly stringent international, federal, state, provincial and local environmental and health and safety laws and regulations, including, among others, NAECA, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental, Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Toxic Substances Control Act, the Canadian Energy Efficiency Act, and regulations promulgated under these acts. Many of these laws and regulations relate to the protection of human health and the environment, including those limiting the discharge of pollutants into the environment and those regulating the treatment, storage or disposal and remediation of releases of, and exposure to, hazardous wastes and hazardous materials. We believe that we are in substantial compliance with applicable environmental, health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Certain environmental laws and regulations impose strict, joint and several liability on potentially responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up sites at which hazardous wastes or materials were disposed or released. We are currently, and may in the future be, required to incur costs relating to the investigation or remediation of such sites, including sites where we have, or may have, disposed of our waste.

As required by a March 15, 2001 Consent Order with the Florida Department of Environmental Protection, or “FDEP,” Goodman Distribution Southeast, Inc., or “GDI Southeast,” our wholly-owned subsidiary, is investigating and pursuing, under FDEP oversight, the delineation of groundwater contamination at and around the GDI Southeast facility in Fort Pierce, Florida. Remediation has not yet begun. The ultimate cost for this remediation cannot be predicted with certainty due to the variables relating to the contamination and the appropriate remediation methodology, the evolving nature of remediation technologies and governmental regulations, and the inability to determine the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating potential liability. We have reserved approximately $0.5 million as of December 31, 2008, for this matter. It is reasonably possible that the costs could substantially exceed this amount, although we do not believe that this matter is likely to have a material adverse effect on our business or financial condition, or results of operation.

We believe that this contamination predated GDI Southeast’s involvement with the Fort Pierce facility and that GDI Southeast has not caused or contributed to the contamination. Accordingly, we are pursuing litigation against former owners of the Fort Pierce facility in an attempt to recover our costs. At this time, we cannot estimate probable recoveries from this litigation.

We are also subject to various laws and regulations relating to worker health and safety. For example, in 2004, we entered into an agreement with the Occupational Safety and Health Administration, or “OSHA,” pursuant to which we conducted certain corrective actions identified during an OSHA inspection of two of our facilities, paid a $277,000 penalty and completed performance in 2008 of certain compliance requirements imposed by the settlement. We expect to continue to make capital expenditures at these and other facilities to improve worker health and safety. Expenditures at these and any other facilities to assure compliance with OSHA standards could be significant, and we may become subject to additional liabilities relating to our facilities in the future. In addition, future inspections at these or other facilities may result in additional actions by OSHA.

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

Available Information

We make available free of charge through our internet website (www.goodmanglobal.com), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished voluntarily and pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing with or furnishing to the Securities and Exchange Commission, or SEC, such material. We also make available free of charge through our internet website our code of business conduct and ethics and the charters of our board’s committees. Any amendments to, or waivers from, a provision of our code of ethics that apply to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K will be disclosed by posting such information on our website. The reference to our website address does not constitute incorporation by reference of the information contained on our website and should not be considered part of this document.

ITEM 1A.	Risk Factors

You should carefully consider the risks described below as well as the other information contained in this annual report. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Our business has been, and may continue to be, adversely impacted by the current recession affecting the U.S. economy.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. Throughout 2008, the decline in economic activity in the United States affected, and may in the future materially affect, our business, financial condition and results of operation. Sales in the residential and commercial new construction market correlate closely to the number of new homes and buildings that are built, which in turn is influenced by factors such as interest rates, inflation, consumers’ spending habits, employment rates and other macroeconomic factors over which we have no control. Declining economic activity as a result of these factors resulted in a reduction in new construction and replacement purchases, which has, and may continue to, affect our sales volume and profitability. The recession affecting the U.S. economy may materially adversely affect our business.

The volatility and disruption of the capital and credit markets and adverse changes in the U.S. and global economy may negatively impact our ability to access financing and/or impede our internal growth.

The capital and credit markets have been experiencing extreme volatility and disruption at unprecedented levels. Significant declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek government assistance, additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. These disruptions in the financial markets may not only impact our liquidity but that of our suppliers, our independent distributors and our customers. If these market disruptions continue, our financial position, results of operation and cash flows could be adversely affected.

Changes in weather patterns and seasonal fluctuations may adversely affect our operating results.

Weather fluctuations may adversely affect our operating results and our ability to maintain our sales volume. Our operations may be adversely affected by unseasonably warm weather in the months of November to February and unseasonably cool weather in the months of May to August, which has the effect of diminishing customer demand for heating, ventilation and air conditioning systems and decreasing our sales volumes. Many of our operating expenses are fixed and cannot be reduced during periods of decreased demand for our products. Accordingly, our results of operations will be negatively impacted in quarters with lower sales due to such weather fluctuations. In addition, our sales volumes and operating results in certain regions can be negatively impacted during inclement weather conditions in these regions.

In addition, our quarterly results may vary significantly. Although there is demand for our products throughout the year, in each of the past three years approximately 57% to 60% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production also typically occurs in the second and the third quarters of the fiscal year. Therefore, quarterly comparisons of our sales and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of expected results for a full year.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our senior secured credit facilities and our 2016 notes.

We now have and will continue to have a significant amount of indebtedness for the foreseeable future. This indebtedness exposes us to risks that some of our primary competitors, with less outstanding indebtedness, do not face. On December 31, 2008, we had $1,372.0 million (of which $500.0 million consists of our 13.50%/14.00% senior subordinated notes due 2016, our 2016 notes, and the balance consists of indebtedness under our senior secured credit facilities), excluding approximately $33.5 million of letters of credit and up to $69.1 million of additional indebtedness that may be borrowed under the terms and conditions of our revolving credit agreement.

Our substantial indebtedness could have important consequences to our business, including:

•	making it more difficult for us to satisfy our obligations with respect to our 2016 notes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby limiting cash flow available to fund our working capital, capital expenditures or other general corporate requirements;

•	exposing us to the risk of interest rate increases on our variable rate borrowings, including borrowings under our new senior secured credit facilities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, other general corporate requirements and acquisitions.

Our cash interest expense in 2008 related to our 2016 notes, revolving credit agreement and term loan credit agreement was $118.7 million. At December 31, 2008, we had $500.0 million of outstanding 13.5%/14% senior subordinated notes due 2016, the 2016 notes, and owed $772.0 million and $100.0 million under our term loan credit agreement and revolving credit agreement, respectively. The term loan credit agreement has an interest rate of LIBOR (with a minimum of 3.25%) or Prime, plus applicable margin, based on certain leverage ratios, which was 4.25% and totaled 7.71% as of December 31, 2008. The revolving credit agreement has an interest rate of LIBOR or Prime, plus applicable margin, which totaled 4.25% as of December 31, 2008. An increase of 0.125% in the floating rates would have increased our annual interest expense by approximately $1.1 million in 2008.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit facilities and the indenture governing our 2016 notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell or transfer assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

In addition, under our revolving credit agreement, when (and for as long as) the combined availability under our revolving credit agreement is less than a specified amount for a certain period of time, or if a payment or bankruptcy event of default has occurred and is continuing, funds deposited into any of our depository accounts will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the revolving credit agreement and to cash collateralize letters of credit issued thereunder.

Under our senior secured credit facilities, we will also be required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios.

The failure to comply with any of these covenants would cause a default under our debt instruments. A default, if not waived, could result in acceleration of the outstanding indebtedness under such debt instruments, in which case such indebtedness would become immediately due and payable. In addition, a default or acceleration of indebtedness under our 2016 notes or our senior secured credit facilities could result in a default or acceleration of other indebtedness we may incur with cross-default or cross-acceleration provisions. If any default occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

Despite current indebtedness levels, we and our subsidiaries may incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. For example, as of December 31, 2008, we had an additional $69.1 million of undrawn commitments under the terms and conditions of our revolving credit agreement that, if drawn, would further increase our leverage. Under the terms of the indenture governing our 2016 notes, we and our subsidiaries are permitted to incur additional indebtedness. If new debt is added to our and our subsidiaries’ current debt levels, the related risks of compliance with certain ratios and of our ability to service our debt obligations that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance. This, to a certain extent, is subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our revolving credit agreement in an amount sufficient to enable us to service our debt, including our 2016 notes, or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt, including our 2016 notes, or sell certain of our assets on or before the maturity of our debt. We may not be able to restructure or refinance any of our debt, including our 2016 notes, on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

In addition, if our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets or seek additional capital.

These alternative measures may not be available to us, may not be successful and may not permit us to meet our scheduled debt service obligations, which could result in substantial liquidity problems. Our senior secured credit facilities and the indenture governing our 2016 notes restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

A substantial portion of our indebtedness is at a variable rate of interest, which could increase our interest expense in the event interest rates rise.

Certain of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing interest rates. A 1% increase or decrease in the overall interest rate would have resulted in approximately a $8.7 million increase or decrease in our interest expense in 2008 on our variable rate indebtedness, respectively. If interest rates increase dramatically, we may be unable to meet our debt service obligations.

Any future determination that a significant impairment of the value of our intangible assets or long-lived assets has occurred could have a material adverse effect on our consolidated financial condition and results of operations.

As a result of the 2008 Acquisition, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $1.4 billion and other identifiable intangible assets were $802.3 million as of December 31, 2008. We also have long-lived assets consisting of property and equipment of $177.7 million as of December 31, 2008. We review these assets both on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Any future determination that an impairment of the value of our goodwill, unamortized intangible assets or long-lived assets has occurred would require us to write-down the impaired portion of those assets to fair value, which would reduce our assets and stockholders’ equity and could have a material adverse effect on our business and results of operations.

Increased competition and technological changes and advances may reduce our market share and our future sales.

The production and sale of HVAC equipment by manufacturers is highly competitive. According to industry sources, the top five domestic manufacturers (including us) represented approximately 80% of the unit sales in the U.S. residential and light commercial HVAC market in 2007. Our four largest competitors in this market are Carrier Corporation (a division of United Technologies Corporation), Trane Inc. (a wholly-owned subsidiary of Ingersoll-Rand Company Limited), Lennox International, Inc. and Rheem Manufacturing Company. Several of our competitors may have greater financial and other resources than we have. A number of factors affect competition in the HVAC industry, including an increasing emphasis on the development of more efficient HVAC products. Existing and future competitive pressures may materially and adversely affect our business, financial condition or results of operations, including pricing pressure if our competitors improve their cost structure. In addition, our company-operated distribution centers face competition from independent distributors and dealers owned by our competitors, some of whom may be able to provide their products or services at lower prices than we can. We may not be able to compete successfully against current and future competition and current and future competitive pressures faced by us may adversely affect our profitability and performance.

There are several companies that have recently sought to purchase independent distributors and dealers and consolidate them into large enterprises. These consolidated enterprises may be able to exert pressure on us to reduce prices. Additionally, these new enterprises tend to emphasize their company name, rather than the brand of the manufacturer, in their promotional activities, which could lead to dilution of the importance and value of our brand names. Future price reductions and any brand dilution caused by the consolidation among HVAC distributors and dealers could have an adverse effect on our business, financial condition and results of operations.

Significant fluctuations in the cost of raw materials and components have, and may continue to, reduce our operating margins. In addition, a decline in our relationships with key suppliers may have an adverse effect on our business.

Our operations depend on the supply of various raw materials and components, including steel, copper, aluminum, refrigerants, motors and compressors, from domestic and foreign suppliers. We do not enter into long-term supply contracts for many of our raw materials and component requirements. However, our suppliers may discontinue providing products to us at attractive prices, and we may be unable to obtain such products in the future from these or other providers on the scale and within the time frames we require. If a key supplier were unable or unwilling to meet our supply requirements, we could experience supply interruptions and/or cost increases which (to the extent that we are not able to find alternate suppliers or pass these additional costs onto our customers) could adversely affect our results of operations and financial condition. To the extent any of our suppliers experiences a shortage of components that we purchase, we may not receive shipments of those components and, if we were unable to obtain substitute components on a timely basis, our production would be impaired. For example, in the second quarter of 2004 we experienced supply interruptions for steel, copper and aluminum. Historically, these supply interruptions have resulted in periodic production disruptions and higher transportation costs.

Between 2004 and 2008, commodity prices rose significantly to levels well above prices seen in the prior decade. To help address the rise in commodity costs, we implemented price increases in 2006 and 2008 on the majority of our products. Although commodity prices have moderated, a further increase in commodity prices could have a material adverse effect on our results of operations. We may not be able to further increase the price of our products or reduce our costs to offset the higher commodity prices. In addition, our efforts to mitigate rising raw materials costs could adversely affect our results of operations if commodity prices were to unexpectedly decline.

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered and may continue to enter into commodity derivative arrangements. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. We generally do not enter commodity hedges extending beyond eighteen months. We have entered into swaps for a portion of our commodity supply which expire by December 31, 2009. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $12.9 million and $10.3 million as of December 31, 2008 and December 31, 2007, respectively.

We continue to monitor and evaluate the prices of our principal raw materials and may decide to enter into additional hedging contracts in the future.

A decline in our relations with our key distributors may adversely affect our business.

Our operations also depend upon our ability to maintain our relations with our independent distributors. While we generally enter into contracts with our independent distributors, these contracts typically last for one to two years and can be terminated by either party upon 30 days’ notice. If our key distributors are unwilling to continue to sell our products or if our key distributors merge with or are purchased by a competitor, we could experience a decline in sales. If we are unable to replace such distributors or otherwise replace the resulting loss of sales, our business and results of operations could be adversely affected. For the year ended December 31, 2008, approximately 38% of our net sales were made through our independent distributors.

Damage or injury caused by our products could result in material liabilities associated with product recalls or reworks.

In the event we produce a product that is alleged to contain a design or manufacturing defect, we could be required to incur costs involved to recall or rework that product. In September 2004, we initiated a voluntary corrective action plan, or “CAP,” regarding a discontinued design of certain Amana®, Trane® and American Standard® brand PTAC units manufactured by one of our subsidiaries. A PTAC is a single unit heating and air conditioning system used primarily in hotel and motel rooms, apartments, schools, assisted living facilities and hospitals. Under the CAP, we agreed to provide a new thermal limit switch to commercial and institutional PTAC owners. Installation of these switches will be at the commercial or institutional owners’ expense, except in special and limited circumstances (e.g., financial hardship). Pursuant to the CAP, we agreed to pay the cost of installing the replacement switch for any individual homeowner having a PTAC unit in his/her residence. We have established a reserve relating to the CAP in an amount that we believe is appropriate, which amounted to $2.6 million as of December 31, 2004, the year in which the CAP was implemented. The costs required to recall or rework any defective products could be material, which may have a material adverse effect on our business. In addition, our reputation for safety and quality is essential to maintaining our market share. Any recalls or reworks may adversely affect our reputation as a manufacturer of quality, safe products and could have a material adverse effect on our results of operations.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109 (SFAS 109), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an adjustment in the liability for unrecognized income tax benefits of $1.1 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In addition, at January 1, 2007 we reclassified $18.2 million from deferred taxes to other long-term liabilities. At December 31, 2008, we had $43.2 million of unrecognized tax benefits, of which $3.4 million would impact the effective tax rate at recognition.

The cost of complying with laws relating to the protection of the environment and worker safety may be significant.

We are subject to extensive, evolving and often increasingly stringent international, federal, state, provincial, municipal and local laws and regulations such as those relating to the protection of human health and the environment, including those limiting the discharge of pollutants into the environment and those regulating the treatment, storage, disposal and remediation of, and exposure to, solid and hazardous wastes and hazardous materials, as well as plaintiffs’ suits seeking to use these laws or common law tort or contractual theories. Certain environmental laws and regulations impose strict joint and several liability on potentially responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up sites at which hazardous wastes or materials were disposed or released. We are currently, and may in the future be, required to incur costs relating to the investigation or remediation of such sites, including sites where we have, or may have, disposed of our waste. See Item 1, “Business—Regulation.”

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

We are also subject to various laws and regulations relating to health and safety. In October 2004, we reached an agreement with the Occupational Safety and Health Administration (OSHA) to resolve certain matters identified during an OSHA inspection at our Houston Furnace and Cooling plants. We did not admit any violations of the Occupational Safety and Health Act or OSHA standards, but we did agree, among other things, to address certain issues identified by OSHA during its inspection and to pay OSHA a penalty of $277,000. We have paid the penalty and are currently conducting certain actions required by this settlement, including the installation of certain machine guarding. We expect to make capital expenditures at these and other facilities to improve worker health and safety. Expenditures at these and any other facilities to assure compliance with OSHA standards could be significant, and we may become subject to additional liabilities relating to our facilities in the future. In addition, future inspections at these or other facilities may result in additional actions by OSHA.

Our products are also subject to international, federal, state, provincial and local laws and regulations. We are required to maintain our products in compliance with applicable current laws and regulations, and any changes which affect our current or future products could have a negative impact on our business and could result in additional compliance costs.

Effective January 23, 2006, U.S. federal regulations mandated an increase in the minimum SEER from 10 to 13 for central air conditioners and heat pumps manufactured in the United States. On November 19, 2007, the U.S. Department of Energy issued new regulations increasing the minimum annual fuel utilization efficiency, or AFUE, for several types of residential furnaces. These regulations apply to furnaces manufactured for sale in the U.S. or imported into the U.S., on and after November 19, 2015. On December 19, 2007, federal legislation was enacted authorizing the U.S. Department of Energy to study the establishment of regional efficiency standards for furnaces and air conditioners. We anticipate that the U.S. Department of Energy will consider establishing regional standards for heating and air conditioners during future rulemaking. We have established processes that we believe will allow us to offer products that meet or exceed new standards in advance of implementation. The required efficiency levels for our products may be further increased in the future by the relevant regulatory authorities. Any future changes in required efficiency levels or other government regulations could adversely affect our industry and our business.

We also currently use a refrigerant that the EPA is in the process of phasing out. See Item 1, “Business—Regulation.” To the extent that our competitors are not subject to EPA regulations or continue to use such refrigerants following completion of the EPA phase-out, we may suffer a competitive disadvantage.

Labor disputes with our employees could interrupt our operations and adversely affect our business.

We are a party to a collective bargaining agreement with the International Association of Machinists and Aerospace Workers and Affiliates that, as of December 31, 2008, represented approximately 24% of our employees. This agreement covers all hourly employees at our manufacturing facility in Fayetteville, Tennessee and is scheduled to expire in December 2009. If we are unable to successfully negotiate acceptable terms with this union, our operating costs could increase as a result of higher wages or benefits paid to union members, or if we fail to reach an agreement with the union, our operations could be disrupted. Either event could have a material adverse effect on our business. In addition, there have been in the past, and may be in the future, attempts to unionize our non-union facilities. If employees at our non-union facilities unionize in the future, our operating costs could increase.

Our business operations could be significantly disrupted if we lose members of our management team.

Our success depends to a significant degree upon the continued contributions of our executive officers and key employees, both individually and as a group. For example, we have longstanding relationships with most of our independent distributors. In many cases, these relationships have been formed over a period of years through personal networks involving our key personnel. The loss of these personnel could potentially disrupt these longstanding relationships and adversely affect our business. We have employment-related agreements with 12 members of our senior management. Our future performance will be substantially dependent on our ability to retain and motivate our management. The loss of the services of any of our executive officers or key employees could prevent us from executing our business strategy.

We may be adversely affected by any natural or man-made disruptions to our distribution and manufacturing facilities.

We are a manufacturing company that is heavily dependent on our manufacturing and distribution facilities in order to maintain our business and remain competitive. Any serious disruption to a significant portion of our distribution or manufacturing facilities resulting from fire, earthquake, weather-related events, an act of terrorism or any other cause could materially impair our ability to manufacture and distribute our products to customers. Moreover, we could incur significantly higher costs and longer lead times associated with manufacturing or distributing our products to our customers during the time that it takes for us to reopen or replace damaged facilities. Many of our facilities are located at or near Houston, Texas, which is in close proximity to the Gulf of Mexico. This region is particularly susceptible to natural disruptions, as evidenced by recent hurricane activity. If any of these events were to occur, our financial condition, results of operations and cash flows could be materially adversely affected.

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

The interests of our controlling stockholder may differ from the interests of the holders of the notes.

As of February 28, 2009, Hellman & Friedman LLC (H&F) and its affiliates owned, in the aggregate, approximately 87% of Parent’s common stock and Parent indirectly owns all of our common stock. In addition, H&F and its affiliates, by virtue of their ownership of our Parent’s common stock and their voting rights under a stockholders agreement, control the vote, in connection with substantially all matters subject to Parent stockholder approval. As a result of this ownership and the terms of a stockholders agreement, H&F is entitled to elect directors with majority voting power in our Parent’s Board of Directors, to appoint new management and to approve actions requiring the approval of the holders of our Parent’s outstanding voting shares as a single class, including adopting most amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our Parent’s assets. H&F, through its control of Parent and us, also controls all of our subsidiary guarantors.

The interests of H&F and its affiliates may differ from yours in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of H&F and its affiliates, as equity holders, might conflict with interests of a note holder. H&F and its affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to a note holder, including the incurrence of additional indebtedness. Additionally, the indenture governing our 2016 notes permits us to pay certain advisory fees, dividends or make other restricted payments under certain circumstances, and H&F may have an interest in our doing so.

H&F and its affiliates are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. You should consider that the interests of H&F and its affiliates may differ from yours in material respects.

The requirements of publicly filing periodic and other reports in compliance with the federal securities laws may strain our resources and distract management.

Under Section 404 of the Sarbanes-Oxley Act, we will be required to include a report of management on our internal control over financial reporting in our Annual Reports on Form 10-K, and our independent public accountants auditing our financial statements will be required to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for our fiscal year ending December 31, 2009. Previously, in connection with our 2006 year-end close, it was determined that some of our predecessor’s commodity derivatives did not qualify for hedge accounting and, as a result, we restated the prior quarters of 2006 to reflect the changes in fair value of those derivatives in other (income) expense, net, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not then effective for this reason. If we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future years, the trading price of our 2016 notes may decline.

We may lose the right to use the Amana® brand name which may have an adverse effect on our business.

Under an agreement between the Amana Society and Amana Refrigeration, Inc., Amana Refrigeration, Inc. agreed that it would discontinue the use of the Amana® brand name in its corporate name or in connection with any other business enterprise if it were ever to abandon manufacturing operations in Amana, Iowa. Maytag Corporation purchased the Amana appliance business in July 2001 and now controls the manufacturing operations in Amana, Iowa. Subsequently, Maytag was acquired by Whirlpool Corporation in March 2006. We maintained the right to use the Amana name and trademark under a license agreement with Maytag. The trademark license agreement expires in July, 2011, with renewal terms available for a total of an additional 15 years. Prior to a cessation of such operation or following a decision by Maytag to not maintain trademark registrations for the Amana name, Maytag has agreed to consult with us and provide reasonable assistance to us so that we may register the Amana name as a trademark. However, we have no control over Maytag’s decision to continue operations at that facility, and if such operations are discontinued, it is possible that we could lose the right to use the Amana name in connection with our business, which could have a material adverse effect on our business.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2008, we owned three manufacturing facilities, one manufacturing/distribution facility, one research and development facility and eight Company-operated distribution facilities. We also leased four manufacturing and assembly facilities, one distribution facility, 148 Company-operated distribution facilities and the space for our corporate headquarters. From time to time, we also lease temporary warehouse space when required due to manufacturing cycles. We believe that our facilities are suitable for their present and intended purposes and are adequate for our current and expected level of operations. We do not anticipate any significant difficulties in renewing or relocating our leased facilities as our leases expire.

Our headquarters and material operating, manufacturing and distribution facilities are shown in the following table:

Location	Use	Owned/Leased		Approximate Square Footage
Houston, TX	Split Systems	Owned		518,000
Houston, TX	Flexible Duct, Fiberglass Insulation and Mat Materials	Owned		400,000
Houston, TX	Heating and Air Handler Products	Owned		230,000
Houston, TX	Research and Development	Owned		142,907
Houston, TX	Corporate Headquarters	Leased	(1)	61,000
Houston, TX	Logistics Center	Leased	(2)	969,843
Fayetteville, TN	Furnaces, Package Units, PTAC, Split Systems and Logistics Center	Owned		780,000
Dayton, TN	Air Handlers / Coils	Leased	(3)	159,000

(1)	Our lease expires in September 2014.

(2)	Our Logistics Center is leased under three leases. Two of our Logistics Center leases covering 700,039 square feet will expire in September 2014 and a third lease covering an additional 269,804 will expire in May 2015.

(3)	Our lease expires December 2010. We have an option to purchase the facility upon the expiration of the lease for $206,400.

ITEM 3.	Legal Proceedings

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

On October 26, 2007, a putative class action was filed on behalf of all similarly situated stockholders of Goodman Global, Inc. in the Harris County District Court, Houston, Texas, styled Call4U, Ltd. v. Carroll, Case Number 2007-66888. A similar case, styled Pipefitters Local No. 636 Defined Benefit Plan vs. Goodman Global, Inc., was later filed and then consolidated with the Call 4U, Ltd. case. The lawsuits named as defendants Goodman Global, Inc., all of its directors and Hellman & Friedman, and asserted claims for breach of fiduciary duty against the directors and aiding and abetting such breaches against Hellman & Friedman. The plaintiffs sought an injunction restraining the closing of the merger, reimbursement of associated attorneys’ and experts’ fees and other relief that the court deems proper. On January 4, 2008 Goodman Global, Inc. entered into a memorandum of understanding setting out an agreement in principal to settle all claims in the litigation, which settlement is subject to certain conditions precedent, including court approval. As of December 31, 2008, the matter is still pending.

As part of the equity contribution associated with the sale of the Amana Appliance business in July 2001, we agreed to indemnify Maytag for certain product liability and environmental claims. In light of these potential liabilities, we have purchased insurance that we expect will shield us from incurring material costs due to such potential claims.

Pursuant to a March 15, 2001 Consent Order with the Florida Department of Environmental Protection (FDEP), our subsidiary, Goodman Distribution Southeast, Inc. (GDI Southeast) (formerly Pioneer Metals Inc.) is continuing to investigate and pursue, under FDEP oversight, the delineation of groundwater contamination at and around the GDI Southeast facility in Fort Pierce, Florida. Remediation has not begun. The contamination was discovered through environmental assessments conducted in connection with our subsidiary’s acquisition of the Fort Pierce facility in 2000 and was reported to FDEP, giving rise to the Consent Order.

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

Based on analyses of currently available information, it is probable that costs associated with the site will be $0.5 million. We reserved approximately $0.5 million as of December 31, 2008 in accordance with SFAS 5, Accounting for Contingencies, although it is possible that costs could exceed this amount by up to approximately $3.0 million. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

We believe this contamination predated GDI Southeast’s involvement with the Fort Pierce facility and GDI Southeast’s operation at this location has not caused or contributed to the contamination. Accordingly, we are pursuing litigation against former owners of the Fort Pierce facility in an attempt to recover our costs. At this time, we cannot estimate probable recoveries from this litigation.

We are party to a number of other pending legal and administrative proceedings and are subject to various regulatory and compliance obligations. We believe that these proceedings and obligations will not have a materially adverse effect on our consolidated financial condition, cash flows or results of operations. To the extent required, we have established reserves that we believe to be adequate based on current evaluations and our experience in these types of matters. Nevertheless, an unexpected outcome in any such proceeding could have a material adverse impact on our consolidated results of operations in the period in which it occurs. Moreover, future adverse developments could require material changes in the recorded reserve amounts.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock and Holders

All of our outstanding common stock is owned by Chill Holdings, Inc. As a result, there is no established public market for our common stock. Investment funds affiliated with Hellman & Friedman LLC control a majority of the common stock of Chill Holdings, Inc.

Dividends

We have not declared or paid any dividends on our common stock. Our senior secured credit facilities and the indentures governing our 2016 notes limit our ability to declare or pay dividends. For more detailed information on our senior secured credit facilities and the indentures governing our 2016 notes, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Off-Balance Sheet Arrangements” and notes to our consolidated financial statements.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the shares of our Parent’s common stock that could have been issued under the Chill Holdings, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) and option rollover agreements as in effect on December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	6,222,111	$9.82	350,411
Equity compensation plans not approved by security holders (2)	—	—	—

Total	6,222,111	$9.82	350,411

(1)	All outstanding options were granted under the 2008 Plan, except for 138,849 rollover options which remain subject to the terms and conditions of the Goodman Global, Inc. 2004 Stock Option Plan.

(2)	As of December 31, 2008, neither we nor our Parent had any equity compensation plans that were not approved by our stockholders.

ITEM 6.	Selected Financial Data

The following table presents our selected consolidated financial data. The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and our 2016 notes thereto included elsewhere in this annual report, as well as other financial information included elsewhere in this annual report. Risks and uncertainties described in “Item 1A. Risk Factors” of this report may cause the selected financial data below not to be indicative of our future financial condition or results of operations.

The consolidated statement of operations data for the years ended December 31, 2006 and 2007, the period January 1 to February 13, 2008 and the period February 14 to December 31, 2008 and the consolidated balance sheet data as of December 31, 2007 and 2008 have been derived from the audited consolidated financial statements included elsewhere in this annual report and have been prepared in accordance with accounting principles generally accepted in the United States, which we refer to throughout this annual report as “GAAP.” The consolidated statement of operations data for the years ended December 31, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004, 2005 and 2006 have been derived from the consolidated financial statements that are not included in this annual report.

	Predecessor										Successor
	January 1 to December 22, 2004		December 23 to December 31, 2004	Year Ended December 31,						January 1 to February 13, 2008	February 14 to December 31, 2008
				2005		2006		2007
Consolidated statement of income data:
Sales, net(1)	$1,297,295		$20,285	$1,565,406		$1,794,753		$1,935,690		$147,137	$1,730,229
Cost of goods sold	1,005,955		18,471	1,243,408		1,374,774		1,462,776		115,714	1,319,113
Selling, general and administrative expenses	212,890		7,661	170,077		205,894		210,613		65,616	187,144
Depreciation and amortization expense	18,101		786	37,717		32,641		35,119		3,835	44,913

Operating profit	60,349		(6,633)	114,204		181,444		227,182		(38,028)	179,059
Interest expense, net	10,877		1,601	74,213		77,825		68,378		56,176	135,616
Other (income) expense, net	(1,406)		—	(706)		5,264		(2,752)		(347)	1,554

Earnings before income taxes	50,878		(8,234)	40,697		98,355		161,556		(93,857)	41,889
Provision for (benefit from) income taxes	(1,481)		(3,568)	15,817		34,188		60,177		(27,815)	15,593

Net income	$52,359		$(4,666)	$24,880		$64,167		$101,379		$(66,042)	$26,296

Statement of cash flows data:
Net cash (used in) provided by operating activities	$(20,998)		$2,440	$105,519		$53,724		$204,217		$(42,689)	$184,059
Net cash used in investing activities	(26,136)		(1,451,486)	(24,957)		(39,343)		(14,181)		(3,508)	(1,963,561)
Net cash provided by (used in) financing activities	49,686		1,444,991	(60,639)		(26,591)		(182,650)		36,671	1,914,191
Other financial data:
Capital expenditures	27,772		—	28,806		39,383		26,416		3,409	18,203
Ratio of earnings to fixed charges(2)	5.0	x	— (3)	1.5	x	2.2	x	3.2	x	— (3)	1.3	x

	Year ended December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated balance sheet data (at period end):
Cash and cash equivalents	$3,856	$23,779	$11,569	$18,955	$144,118
Total assets	1,544,595	1,621,537	1,623,971	1,567,617	3,075,745
Total debt	1.024,135	961,375	838,050	655,425	1,347,526
Redeemable preferred stock	225,000	225,570	—	—	—
Shareholders’ equity	102,719	107,815	521,085	622,106	1,262,297

(1)	Sales are presented net of certain rebates paid to customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to consolidated financial statements appearing elsewhere in this annual report.
(2)	For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income before taxes less capitalized interest, plus amortization of capitalized interest and fixed charges. “Fixed charges” include interest expense (including amortization of debt issuance costs), capitalized interest, and the portion of operating rental expense which management believes is representative of the interest component of rent expense.

(3)	For the period December 23 to December 31, 2004, earnings were not adequate to cover fixed charges by $8.2 million and for the period January 1 to February 13, 2008, earnings were not adequate to cover fixed charges by $93.9 million.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We participate in the heating, ventilation and air conditioning, or HVAC, industry. We believe we are the second largest domestic manufacturer of residential and light commercial heating and air conditioning products based on unit sales in 2008. Founded in 1975 as a manufacturer of flexible duct, we expanded into the broader HVAC manufacturing market in 1982. Since then, we have expanded our product offerings and maintained our core competency of manufacturing high-quality products at low costs. Our growth and success can be attributed to our strategy of providing a quality, competitively priced product that is designed to be reliable and easy-to-install.

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

The merger was accounted for under the purchase method of accounting. Accordingly, the results of operations will be included in the consolidated financial statements from the acquisition date and are not reflected in our 2007 consolidated financial statements. The purchase price was allocated to the acquired assets and liabilities assumed at their estimated fair market value considering a number of factors. The excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of property, plant and equipment and intangible assets.

IPO

On April 11, 2006, Goodman Global, Inc. completed the initial public offering of its common stock. Goodman Global, Inc. offered 20.9 million shares and selling shareholders sold an additional 6.1 million shares, which included 3.5 million shares sold by selling shareholders pursuant to the exercise of the underwriters’ over-allotment option. Before expenses we received proceeds of approximately $354.5 million. These proceeds were used to redeem all of our outstanding Series A Preferred Stock including associated accrued dividends, to satisfy a $16.0 million fee resulting from the termination of our management agreement with Apollo Management, L.P., or Apollo, and to redeem $70.7 million of our subsidiary’s floating rate notes.

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

Markets and Sales Channels

We manufacture and market an extensive line of heating, ventilation and air conditioning products for the residential and light commercial markets primarily in the United States and Canada. These products include split-system air conditioners and heat pumps, gas furnaces, package units, air handlers, package terminal air conditioners, evaporator coils and accessories. Essentially all of our products are manufactured and assembled at facilities in Texas, Tennessee, Florida, Pennsylvania and Arizona and are distributed through approximately 900 distribution points across North America.

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

Although there is demand for our products throughout the year, in each of the past three years approximately 57% to 60% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production also typically occurs in the second and third quarters of the fiscal year. However, given the unprecedented dislocations and disruptions in the global credit markets, and the recession currently affecting the U.S. economy, these historical seasonal trends may not be reliable predicators of our sales in 2009.

We believe approximately 20% to 25% of our sales have historically been associated with residential new construction, with the balance attributable to repair, retrofitting and replacement units. With the current downturn in residential new construction activity, we are seeing a decline in the volume of products we sell into this market.

Costs

The principal elements of cost of goods sold in our manufacturing operations are component parts, raw materials, factory overhead, labor, transportation costs and warranty. The principal component parts, which, depending on the product, can approach up to 41% of our cost of goods sold, are compressors and motors. We believe that we have good relationships with quality component suppliers. The principal raw materials used in our processes are steel, copper and aluminum. In total, we spent approximately $300.0 million in 2008 on these raw materials and their cost variability can have a material impact on our results of operations. Shipping and handling costs associated with sales are recorded at the time of the sale. Warranty expense, which is also recorded at the time of sale, is estimated based on historical trends such as incident rates, replacement costs and other factors. We believe our warranty expense, which equaled 2.7% of our net sales in 2008, is less than or equal to the industry average.

In 2008, our cost of goods sold reflects a short-term increase as a result of the purchase accounting treatment of the step-up in basis of inventory as a result of the 2008 Acquisition. As a result of the adjustment to our asset basis, the cost of goods sold of our successor company was increased by $48.0 million in the first quarter and second quarters of 2008.

Our selling, general and administrative expenses consist of costs incurred to support our marketing, distribution, engineering, information systems, human resources, finance, purchasing, risk management, legal and tax functions. We have historically operated at relatively low levels of selling, general and administrative expense as a percentage of sales compared to other large industry participants. Savings from this lean overhead structure allow us to offer an attractive value proposition to our distributors and support our low-priced philosophy throughout the distribution system. In 2006, our selling, general and administrative expenses were negatively impacted by $16.1 million of transaction costs related to our April 2006 initial public offering. In 2008, our predecessor company’s selling, general and administrative expenses were negatively affected by approximately $42.9 million of expenses related to the Transactions.

Depreciation expense is primarily impacted by capital expenditure levels. Under the rules of purchase accounting, in February 2008 we adjusted the value of our assets and liabilities to their respective estimated fair values, to the extent of the new investors’ ownership, with any excess of the purchase price over the fair market value of the net assets acquired allocated to goodwill. As a result of the adjustment to our asset basis, our depreciation and amortization expenses increased.

Interest expense, net consists of interest expense, interest income and gains or losses on the related interest rate derivative instruments. In addition, interest expense includes the amortization of the financing costs associated with the Transaction. In 2008, our predecessor company’s net interest expense included a $49.8 million charge related to the Transaction and the related extinguishment of our predecessor outstanding debt.

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

As of December 31, 2008, approximately 1,063 employees were members of a collective bargaining unit, representing approximately 24% of our full-time employees. The collective bargaining agreement expires in December 2009. We believe we have good relations with our employees.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Many of the estimates require us to make significant judgments and assumptions. Actual results could differ from our estimates and could have a significant impact on our consolidated results of operations, financial position and cash flows. We consider the estimates used to account for warranty liabilities, self-insurance reserves and contingencies, rebates, income taxes and the impairment of long-lived assets and goodwill as our most significant judgments.

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

We also sell extended service contracts for certain of our products, most with terms of up to 10 years. Revenues from extended warranty contracts are deferred and amortized on a straight-line basis over the terms of the contracts. Expenses relating to obtaining and servicing these contracts are expensed as incurred.

Self Insurance reserves and contingencies

We self-insure worker’s compensation, product liability, general liability, vehicle liability, group health and physical damage up to certain stop-loss amounts. We work with our claims administrator to estimate our self-insurance expenses and liabilities. The expense and liabilities are determined based on historical company claims information, as well as industry factors and trends in the level of such claims and payments. Our self-insurance reserves, calculated on an undiscounted basis, as of December 31, 2007 and December 31, 2008, represent the best estimate of the future payments to be made on incurred claims reported and unreported for 2008 and prior years. We maintain safety and injury prevention programs that are designed to improve the work environment, and as a result, reduce the incident rate and severity of our various self-insured risks. Actual payments for claims reserved may vary depending on various factors including the development and ultimate settlement of reported and unreported claims. Litigation and other uninsured contingencies require significant judgment and not all risks are insured.

Rebates and co-op marketing expenditures

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

Income taxes

We use the liability method of accounting for taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences reverse.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least quarterly and at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at December 31, 2008, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider taxable income in carry back years, the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, our results could be affected.

At December 31, 2008, we had a valuation allowance of $3.3 million against certain net operating loss carryforwards. As of December 31, 2008, we had net deferred tax liabilities of $101.6 million primarily related to the non-deductibility of the step-up in basis of the assets to fair value in accordance with purchase accounting related to the Transactions.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires the Company to evaluate its tax positions for all jurisdictions and for all years where the statute of limitations has not expired. FIN 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon effective settlement. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our income statement.

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

Impairment of goodwill

Goodwill is the excess of the cost of an acquired company over the amounts assigned to assets acquired and liabilities assumed. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangibles are not amortized, but are tested for impairment annually or more frequently if an event occurs or circumstances change that would indicate the carrying amount could be impaired. Impairment testing for goodwill is done at the reporting unit level. An impairment charge generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair market value of the reporting unit. We estimate fair value using standard business valuation techniques such as discounted cash flows, industry participant information and reference to comparable business transactions. The discounted cash flow fair value estimates are based on our projected future cash flows and the estimated weighted-average cost of capital of market participants. Management assumptions about expected future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital. Based on the results of our annual impairment tests, we determined that no impairment of our goodwill existed as of December 31, 2008. In assessing the fair value of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. We performed our annual test as of October 1, 2008 and determined that no impairment exists. As of December 31, 2008, there were no indicators noted that would require us to re-evaluate our annual impairment test.

Identifiable intangible assets

The values assigned to amortizable intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount would be charged to amortization expense. Future operating results and residual values could therefore reasonably differ from our current estimates and could require a provision for impairment in a future period. Indefinite lived intangible assets are reviewed in accordance with SFAS No. 142, Goodwill and Other Intangibles by comparison of the fair market value with its carrying amount. We performed our annual test as of October 1, 2008 and determined that no impairment exists. As of December 31, 2008, there were no indicators noted that would require us to re-evaluate our annual impairment test.

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

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of operations data:

	Year ended December 31,
	2006	2007	2008(1)
Consolidated statements of income:
Sales, net	100.0%	100.0%	100.0%
Cost of goods sold	76.6%	75.6%	76.4%
Selling, general and administrative expenses	11.5%	10.9%	13.5%
Depreciation and amortization expense	1.8%	1.8%	2.6%
Operating profit	10.1%	11.7%	7.5%
Interest expense, net	4.3%	3.5%	10.2%
Other (income) expense, net	0.3%	(0.1)%	0.1%
Earnings before taxes	5.5%	8.3%	(2.8)%
Provision for (benefit from) income taxes	1.9%	3.1%	(0.7)%
Net income	3.6%	5.2%	(2.1)%

(1)	For comparability purposes, the periods January 1 to February 13, 2008 and February 14 to December 31, 2008 have been combined.

December 31, 2008 compared to December 31, 2007

Sales, net. Net sales for the year ended December 31, 2008 were $1,877.4 million, a $58.3 million, or 3.1%, decrease from $1,935.7 million for the year ended December 31, 2007. Sales volume for the year ended December 31, 2008 was 7.9% lower than the previous year, primarily as a result of the continuing decline in the residential new construction market, the mild weather conditions throughout much of the United States and the overall downturn in the economy. The decline in sales volume was partially offset by a 3.0% increase primarily related to a favorable product mix, including the continued shift to higher priced, higher SEER cooling products. Also offsetting the decline were 1.9% of pricing-related gains.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2008 was $1,434.8 million, a $28.0 million, or 1.9%, decrease from $1,462.8 million for the year ended December 31, 2007. The decrease primarily relates to lower sales volume, partially offset by an increase resulting from the purchase accounting treatment of the step-up in basis of inventory related to the Transactions. During the period following the Transactions, our cost of goods sold increased by $48.0 million as we recognized the non-cash increase in our inventory value. Excluding the effect of the amortization of the inventory step up, cost of goods sold as a percentage of net sales decreased to 73.9% for year ended December 31, 2008 from 75.6% for the year ended December 31, 2007. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product design modifications and increased productivity and efficiencies in our factories, offset by higher commodity costs.

Selling, general and administrative expense. Selling, general and administrative expense for the year ended December 31, 2008, were $252.8 million, a $42.2 million, or 20.0%, increase from $210.6 million for the year ended December 31, 2007, primarily as a result of the Transactions completed in 2008. Selling, general and administrative expense for the year ended December 31, 2008 included acquisition-related expenses of $42.9 million associated with the Transactions. Excluding acquisition-related fees, our selling, general and administrative expenses for the year ended December 31, 2008 of $209.8 million were $0.8 million less than our selling, general and administrative expenses for the year ended December 31, 2007. As a percentage of net sales (exclusive of acquisition-related expenses), selling, general and administrative expense were 11.2% and 10.9% for the years ended December 31, 2008 and December 31, 2007, respectively, and are considered comparable.

Depreciation and amortization expense. Depreciation and amortization expense for the year ended December 31, 2008, were $48.7 million, a $13.6 million or 39.0% increase from $35.1 million for the year ended December 31, 2007. The increase was primarily due to increased amortization of identifiable intangible assets and increased depreciation recorded resulting from the Transactions.

Operating profit. Operating profit for the year ended December 31, 2008, was $141.0 million, an $86.1 million, or 37.9%, decrease from $227.2 million reported for the year ended December 31, 2007. Operating profit for the year ended December 31, 2008 was negatively impacted by the $48.0 million amortization of the inventory step up, the $42.9 million Transaction-related expenses and lower sales volumes. The decrease was partially offset by the favorable product mix and pricing-related gains, mentioned above, cost-reducing product designs, increased productivity and efficiencies in our factories.

Interest expense, net. Interest expense, net for the year ended December 31, 2008, was $191.8 million, an increase of $123.3 million from $68.4 million reported for the year ended December 31, 2007. Interest expense, net for the year ended December 31, 2008 included a charge of $35.6 million related to the Transactions and $14.2 million related to the extinguishment of our predecessor company’s outstanding debt. Additionally, interest expense, net increased due to increases in the amount of debt outstanding and higher interest rates. The outstanding debt balance as of December 31, 2008 was $1,347.5 million compared to $655.4 million as December 31, 2007.

Other (income) expense, net. Other expense for the year ended December 31, 2008, was $1.2 million, a net change of $3.9 million from other income of $2.7 million reported for the year ended December 31, 2007. The change in other (income) expense is primarily due to $1.6 million in foreign currency translation losses; $0.8 million related to overhedges and hedging ineffectiveness; and $0.4 million and $2.0 million net gains from asset dispositions during the years ended December 31, 2008 and December 31, 2007, respectively.

Provision for income taxes. The income tax benefit for the year ended December 31, 2008, was $12.2 million compared to the tax provision of $60.2 million for the year ended December 31, 2007. The effective tax rate for the year ended December 31, 2008 and December 31, 2007 was 37.2% and 37.3%, respectively. The net tax benefit was due to the pre-tax loss in 2008 resulting from expenses related to the Transactions and higher interest expense and the benefit of the domestic production activities deduction.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Sales, net. Net sales for the year ended December 31, 2007 were $1,935.7 million, a $140.9 million, or 7.9%, increase from $1,794.8 million for the year ended December 31, 2006. This increase was primarily due to approximately 6% growth in sales volume and favorable product mix including the continued shift to higher priced, higher SEER cooling products. In addition, we benefited from our April 1 and October 1, 2006 price increases, which added approximately 2% to 2007 sales dollars as compared to the prior year. Our sales volume benefited from seven new company-operated distribution centers that were opened in 2006 and 13 in 2007 on a net basis, and the maturing of the 39 company-operated distribution centers opened in 2004 and 2005.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2007, was $1,462.8 million, an $88.0 million, or 6.4%, increase from $1,374.8 million for the year ended December 31, 2006. This increase primarily relates to higher sales volume and higher commodity costs associated with copper and aluminum. Cost of goods sold as a percentage of net sales decreased from 76.6% for the year ended December 31, 2006 to 75.6% for the year ended December 31, 2007. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product design modifications, increased productivity and efficiencies in our factories and the two price increases implemented in 2006, partially offset by higher commodity costs.

Selling, general and administrative expense. Selling, general and administrative expense for the year ended December 31, 2007, were $210.6 million, a $4.7 million, or 2.3%, increase from $205.9 million for the year ended December 31, 2006. As a percentage of net sales, selling, general and administrative expense were 10.9% and 11.5% for the years ended December 31, 2007 and December 31, 2006, respectively. Selling, general and administrative expense for the year ended December 31, 2006 included IPO-related expenses associated with the termination of the management agreement with Apollo and the acceleration of stock options totaling $16.1 million. Excluding these non-recurring IPO-related expenses, selling, general and administrative expense for the year ended December 31, 2007 increased in dollars and as a percentage of net sales from the year ended December 31, 2006. This increase was primarily due to our continued investment in several of our key growth initiatives, increased incentive compensation expenses, and the additional costs of operating as a public company. These key growth initiatives included costs for expansion of our company-operated distribution network, including our sales manager training program and an increase in our dealer recruitment activities.

Depreciation and amortization expense. Depreciation and amortization expense for the year ended December 31, 2007, were $35.1 million, a $2.5 million or 7.6% increase from $32.6 million for the year ended December 31, 2006. The increase was primarily due to higher depreciation expense related to capital expenditures associated with the transition to the federally mandated 13 SEER minimum efficiency requirements and capacity expansion at our production facilities.

Operating profit. Operating profit for the year ended December 31, 2007, was $227.2 million, a $45.8 million, or 25.2%, increase from $181.4 million reported for the year ended December 31, 2006. Operating profit for the year ended December 31, 2006 was negatively impacted by the $16.1 million IPO-related expenses discussed above. In addition, operating profit increased during the year ended December 31, 2007, as compared to the prior year, due to higher gross profit as a result of the growth in sales volume with an increased proportion of sales from higher SEER products, the 2006 price increases, cost-reducing product design modifications and increased productivity and efficiencies in our factories, partially offset by higher selling, general and administrative expenses, higher commodity costs and depreciation.

Interest expense, net. Interest expense, net for the year ended December 31, 2007, was $68.4 million, a decrease of $9.4 million or 12.1% from $77.8 million reported for the year ended December 31, 2006. Interest expense, net for 2006 included a $1.4 million premium paid for the early pay-down of debt and the acceleration of $2.3 million of deferred financing costs as the result of the early debt pay-down using a portion of the proceeds from our initial public offering. In addition, interest expense, net decreased due to the lower amount of debt outstanding and more interest income. The outstanding long-term debt balance as of December 31, 2007 was $655.4 million compared to $838.1 million as of December 31, 2006.

Other (income) expense, net. Other (income) expense for the year ended December 31, 2007, was $2.7 million of income, a net change of $8.0 million from $5.3 million of expense reported for the year ended December 31, 2006. The change in other (income) expense, net is primarily due to a $6.0 million charge taken in 2006 for unrealized losses resulting from the change in fair market value of some of our commodity derivatives that did not qualify for hedge accounting treatment and $2.0 million net gain from asset dispositions recognized in 2007.

Provision for income taxes. The income tax provision for the year ended December 31, 2007, was $60.2 million, an increase of $26.0 million compared to the tax provision of $34.2 million for the same period in 2006. The effective tax rate for the year ended December 31, 2007 and December 31, 2006 was 37.3% and 34.8%, respectively. The increase in the effective tax rate is due to the impact of recently enacted higher Texas state taxes, the effect of FIN 48, and the expiration of the 2006 benefits from the Extraterritorial Income Exclusion (the amount of extraterritorial income, gross income of the taxpayer attributable to foreign trading gross receipts, that is excluded from gross income for the tax year), net of the benefit of the increased Domestic Production Activities Deduction (the deduction from taxable income attributable to domestic production activities) for 2007.

Liquidity, Capital Resources and Off-Balance Sheet Arrangements

As of December 31, 2008, we had unrestricted cash and cash equivalents of $144.1 million and working capital of $289.4 million, excluding $69.1 million of undrawn commitments under the terms and conditions of our revolving credit agreement.

At December 31, 2008, primarily as a result of the Transactions, we had $1,347.5 million of indebtedness outstanding (excluding approximately $33.5 million of issued and outstanding letters of credit).

We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit agreement. We also expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit agreement, will be adequate to meet our short-term and long-term liquidity needs over the next 12 to 24 months. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.

As of December 31, 2008, other than routine leasing agreements, we had no off-balance sheet arrangements.

Operating activities

For the year ended December 31, 2008, we generated $141.4 million of cash from operations compared to $204.2 million and $53.7 million of cash generated from operations in 2007 and 2006, respectively. Cash flow from operations in 2008 was impacted by approximately $78.6 million of expenses related to the Transactions. Additionally, cash from operations decreased due to higher interest expense associated with debt incurred in connection with the Transactions, offset by $67.5 million received from tax refunds. Cash flow from operations in 2007 increased due to higher net income as well as lower inventory levels resulting from improved production attainment, reduction in cooling SKU’s, improved order cycle times and higher sales, offset by an increase in accounts receivable. Cash flow from operations in 2006 was negatively impacted by higher inventory as a result of the industry shift to more costly 13-and-higher SEER products and increased commodity costs. Also affecting 2006 cash flow from operations were decreases in accounts payable offset by an increase in accounts receivable.

Investing activities

For the year ended December 31, 2008, cash used in investing activities was $1,967.1 million compared to $14.2 million and $39.3 million in 2007 and 2006, respectively. This usage was primarily due to $1,946.6 million of cash relating to the Transactions. Capital expenditures were $21.6 million, $26.4 million and $39.4 million in 2008, 2007 and 2006, respectively. The capital expenditures for the year ended December 31, 2008 and 2007 were offset by $1.3 million and $12.2 million of proceeds from the sale of buildings and associated land used in our company operated distribution network. In 2006, our existing production capacity was increased in certain areas to meet our current growth expectations, and tooling and modifications were required to prepare for the growth expected to result from the change in minimum SEER standards.

Financing activities

In 2008, our cash provided by financing activities was $1,950.9 million, compared to $182.7 million and $26.6 million in cash used in financing activities in 2007 and 2006, respectively. In 2008, we extinguished our predecessor company debt and received proceeds of $1,373.0 million from long-term debt, net of original issue discount and $1,278.2 million in equity contributions in connection with the Transactions. Also during 2008, we repaid $28.0 million of our long-term debt. In addition, we had net borrowings of $6.5 million under our revolving credit facility, of which $11.5 million was repaid as a result of the Transactions and incurred deferred financing costs of $45.7 million and equity issuance costs of $8.1 million associated with the Transactions. During 2007, we repaid $182.6 million of our long-term debt. In 2006 as a result of our initial public offering, we received proceeds of $354.5 million, redeemed $255.2 million of preferred stock and accrued dividends, and paid $2.5 million in transaction costs. Also during 2006, we repaid $123.3 million of our long-term debt.

Long term debt

We incurred substantial indebtedness in connection with the Transactions. On February 13, 2008, Merger Sub issued and sold $500.0 million of 13.50/14.0% senior subordinated notes due 2016 and borrowed (1) $800.0 million under a new term loan credit agreement with Barclays Capital and Calyon New York Branch, as joint lead arrangers, Barclays Capital, Calyon New York Branch and General Electric Capital Corporation, as joint bookrunners, General Electric Capital Corporation, as administrative agent and collateral agent, and the lenders from time to time party thereto, and (2) $105.0 million under a new revolving credit agreement with Barclays Capital and General Electric Capital Corporation, as joint lead arrangers, Barclays Capital, Calyon New York Branch and General Electric Capital Corporation, as joint bookrunners, General Electric Capital Corporation, as administrative agent and collateral agent, General Electric Capital Corporation, as letter of credit issuer, and the lenders from time to time party thereto. The term loan credit agreement has an interest rate of LIBOR (with a minimum of 3.25%) or Prime, plus applicable margin, based on certain leverage ratios, which was 4.25% and totaled 7.71% as of December 31, 2008. The revolving credit agreement has an interest rate of LIBOR or Prime, plus applicable margin, which totaled 4.25% as of December 31, 2008. The original issue discount is being amortized to interest expense using the effective interest method over the period the debt is anticipated to be outstanding through maturity. We incurred $45.7 million in loan origination fees and direct loan origination costs which is also being amortized to interest expense using the effective interest method over the period that the debt is anticipated to be outstanding.

We had availability of $69.1 million under the terms and conditions of our revolving credit agreement at December 31, 2008. Outstanding commercial and standby letters of credit issued under the credit facility totaled $33.5 million as of December 31, 2008.

In July 2008, we made a $26.0 million payment on our term loan credit agreement to satisfy its obligation of $2.0 million per quarter for the period beginning July 1, 2008 and ending September 30, 2011. In conjunction, we recognized an expense of $0.8 million of previously unamortized deferred financing fees and $0.9 million of previously unamortized original issue discount that related directly to the amount of the prepayment. The next quarterly payment that is due under the terms of the term loan credit agreement is on December 31, 2011.

Our ability to make scheduled payments of principal of, to pay the interest on, or to refinance our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our revolving credit agreement in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. While we currently expect that our net cash provided by operating activities will, together with future borrowings under our revolving credit agreement, be sufficient to meet our total contractual obligations over the next twelve months, if we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets on or before the maturity of our debt. We may not be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

All of our existing and future restricted U.S. subsidiaries (other than AsureCare Corp., a Florida corporation) guarantee our debt obligations. We are structured as a holding company and substantially all of our assets and operations are held by our subsidiaries. There are currently no significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. However, all of our subsidiaries are separate and independent legal entities and have no obligation to pay any dividends, distributions or other payments to us.

Under our term loan credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. In addition, under our revolving credit agreement, we are required to satisfy and maintain, in certain circumstances, a minimum fixed charge coverage ratio. At December 31, 2008, we were in compliance with all of the covenants under our term loan credit agreement and our revolving credit agreement.

Our ability to meet the financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will be able to meet those ratios and tests as required. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases, an immediate event of default under our term loan credit agreement and our revolving credit agreement. Upon the occurrence of an event of default under such agreements, all amounts outstanding under such agreements could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

In addition, our term loan credit agreement and revolving credit agreement, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indentures governing our 2016 notes, among other things: (1) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (2) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (3) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. We are currently in compliance with these covenants.

In connection with the Transactions, we also issued $500.0 million aggregate principal amount of 13.50%/14.00% senior subordinated notes due 2016, our 2016 notes, which are wholly and unconditionally guaranteed by each of our subsidiary guarantors. Our subsidiary guarantors, as primary obligors and not as sureties, jointly and severally, irrevocably and unconditionally guaranteed, on an unsecured senior subordinate basis, the performance and full and punctual payment when due, whether at maturity, by acceleration or otherwise, of all of our obligations under the indenture and our 2016 notes. The notes are our unsecured senior subordinated obligations and are subordinated in right of payment to all of our existing and future senior indebtedness (including the senior secured credit agreement), are effectively subordinated to all of our secured indebtedness (including the senior secured credit agreement) and are senior in right of payment to all of our existing and future subordinate indebtedness. Our 2016 notes, among other things, restrict our and our subsidiary guarantors’ ability to incur additional indebtedness and liens, make certain restricted payments, issue dividends, enter into certain transactions with our affiliates and sell certain assets and stock.

From time to time, we intend to pursue acquisitions, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our revolving credit agreement or through new debt issuances. We may also issue additional equity either directly or in connection with any such acquisitions. There can be no assurance that acquisition funds will be available on terms acceptable to us, or at all.

We and our subsidiaries, affiliates or significant stockholders may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

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

Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived tangible assets measured at fair value for impairment assessments, nonfinancial long-lived assets measured at fair value for impairment assessments and those initially measured at fair value in a business combination. We do not expect the provisions of FSP No. 157-2 related to these items to have a material impact on our consolidated financial statements.

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

Our valuation techniques are applied to all of the financial assets and liabilities carried at fair value as of January 1, 2008, upon adoption of SFAS No. 157. Currently, our commodity derivative instruments are carried at fair value under SFAS No. 157. The fair values are based upon independently sourced market parameters. To ensure that these derivative instruments are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party and constraints on liquidity. Any such adjustment is not material as of December 31, 2008.

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

Contractual Obligations and Commitments

The following table reflects our contractual obligations and commercial commitments as of December 31, 2008. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Payments due by period
	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
	(in millions)
Senior subordinated notes	$500.0	$—	$—	$—	$500.0
Revolving credit agreement	100.0	—	—	100.0	—
Term loan credit agreement	772.0	—	2.0	16.0	754.0
Interest payments	805.4	131.3	262.5	261.0	150.6
Operating leases	98.3	26.1	38.6	22.6	11.0
Self insurance	6.3	4.0	1.6	0.4	0.3
Pension payments	17.3	1.3	2.8	3.2	10.0

Total contractual obligations	$2,299.3	$162.7	$307.5	$403.2	$1,425.9

Excluded from the foregoing contractual obligations table are open purchase orders at December 31, 2008 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements and other contracts without express funding requirements.

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

Interest Rate Risk

We are subject to interest rate and related cash flow risk in connection with borrowings under our term loan credit agreement and our revolving credit agreement which totaled $772.0 million and $100.0 million, respectively as of December 31, 2008. To reduce the risk associated with fluctuations in the interest rate of our floating rate debt, in May 2008 we entered into a two-year interest rate cap with a notional amount of $150.0 million. The London Interbank Offered Rate (LIBOR) cap is 7%.

Our results of operations can be affected by changes in interest rates due to variable interest rates on our senior secured credit facilities. The annual impact of a 1% increase or decrease in overall interest rates would change our results of operations by $8.7 million ($5.4 million, net of tax).

Foreign Currency Exchange Rate Risk

We conduct our business primarily in the United States. We have limited sales in Canada, which are transacted in Canadian dollars. Other export sales, primarily to Latin America and the Middle East, are transacted in United States dollars. Therefore, we have only minor exposure to changes in foreign currency exchange rates. Sales outside the United States have not exceeded 5% in any of the three years ended December 31, 2008, 2007 or 2006. Approximately 1% of our total assets are outside the United States. There has been minimal impact on our commodity costs operations due to currency fluctuations.

Commodity Price Risk

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered and may continue to enter into commodity derivative arrangements. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. We generally do not enter commodity hedges extending beyond eighteen months. We have entered into swaps for a portion of our commodity supply which expire by December 31, 2009. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $12.9 million ($7.9 million, net of tax) and $10.3 million ($6.3 million, net of tax) as of December 31, 2008 and 2007, respectively.

We continue to monitor and evaluate the prices of our principal raw materials and may decide to enter into hedging contracts in the future.

ITEM 8.	Financial Statements and Supplementary Data

Our financial statements are listed under Part IV, Item 15 of this Annual Report on the pages indicated.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, the end of the period covered by this annual report.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

MANAGEMENT

The following table provides information regarding our executive officers and directors:

Name	Age	Position
David L. Swift	50	President, Chief Executive Officer and Director
Lawrence M. Blackburn	54	Executive Vice President, Chief Financial Officer and Director
Ben D. Campbell	52	Executive Vice President, Secretary and General Counsel
Donald R. King	52	Executive Vice President, Human Resources
Peter H. Alexander	70	Senior Vice President, Independent Distribution
Samuel G. Bikman	40	Senior Vice President, Logistics and Business Development
Gary L. Clark	46	Senior Vice President, Marketing
James L. Mishler	54	Senior Vice President and President of Company Owned Distribution
Terrance M. Smith	59	Senior Vice President and Chief Information Officer
William L. Topper	51	Senior Vice President, Operations
Mark M. Dolan	49	Vice President, Corporate Controller and Treasurer
Ardee Toppe	45	Vice President and President and General Manager of Quietflex
Charles A. Carroll	59	Chairman and Director
Philip U. Hammarskjold	44	Director
Robert B. Henske	47	Director
Erik Ragatz	36	Director
Saloni K. Saraiya	30	Director

Mr. David L. Swift joined us on April 21, 2008 as President, Chief Executive Officer and Director. From November 2001 to July 2007, Mr. Swift was President of Whirlpool North America where he also served on its Board of Directors. From December 2000 to November 2001, Mr. Swift served as President of Eastman Kodak Company’s Professional Group. From December 1996 to December 2000, he served as the Chairman and President of Kodak’s Greater Asian Region based in Shanghai, China.

Mr. Lawrence M. Blackburn joined us in September 2001 after having served as Vice President and Chief Financial Officer of Amana Appliances from February 2000 to July 2001. Mr. Blackburn became a Director on April 21, 2008. From April 1983 to August 1999, Mr. Blackburn was with Newell Rubbermaid, Inc. and previously Rubbermaid, Inc., where he had most recently been President and General Manager of its wholly owned subsidiary, Little Tikes Commercial Play Systems, Inc.

Mr. Ben D. Campbell joined us in November 2000 as Executive Vice President, Secretary and General Counsel. Mr. Campbell served as Assistant General Counsel of Centex Corporation from 1998 to 2000 and Senior Group Counsel for J.C. Penney Company, Inc. from 1988 to 1998. Prior to that time, he was a partner in the law firm of Baker, Mills & Glast P.C. in Dallas, Texas.

Mr. Donald R. King joined us in November 2000 as Executive Vice President, Human Resources. Prior to joining Goodman, Mr. King led the human resources function for the Americas Region of Halliburton Company. Mr. King has over 25 years of experience that spans a variety of industries and Fortune 100 companies, including Ryder Systems, Inc., Aetna Insurance Company, The Prudential Insurance Company of America and Phillips Petroleum Company.

Mr. Peter H. Alexander has been with the Goodman family of companies for over 25 years in numerous executive level positions with us and Amana. All Amana and Goodman sales personnel responsible for independent distribution, national accounts and residential new construction report to Mr. Alexander.

Mr. Samuel G. Bikman joined us in January 2002 from Compaq, where he was responsible for Worldwide Logistics. The Customer Service, Production Scheduling, Logistics, PTAC Sales and International Sales teams all report to Mr. Bikman.

Mr. Gary L. Clark joined us in April 2002 after four years at Rheem and 14 years at Carrier, where he led their Residential Product marketing efforts. Prior to that time, Mr. Clark worked in the contracting business.

Mr. James L. Mishler joined us in September 2003. Mr. Mishler has over 25 years of marketing, sales, service, distribution, operations and general management experience in the highly competitive major appliance and HVAC industries. Some of his previous affiliations have been with Whirlpool, Frigidaire and Lennox.

Mr. Terrance M. Smith joined us in March 2003. Mr. Smith has over 35 years of business and information technology experience. In his last position, Mr. Smith was the Vice President of Information Systems for Cooper Industries, Ltd.

Mr. William L. Topper joined us in April 2002 after 28 years with Electrolux (Frigidaire), where he had responsibility for all Domestic Refrigeration Production.

Mr. Mark Dolan joined us in April 2005 after 12 years with Lennox, where he held several senior financial and operations positions. Mr. Dolan was previously with PricewaterhouseCoopers.

Mr. Ardee Toppe was appointed President and General Manager of Quietflex in January of 2005. Mr. Toppe joined us in April 2003 as Vice President, Corporate Controller and Treasurer. Prior to joining Goodman, Mr. Toppe spent approximately three years with Dayton Superior, a construction supply company, most recently as the Vice President and General Manager of the Dur-O-Wal division. Previously he held various financial roles with Clopay, Allied Signal, and Eveready Battery Company (Energizer).

Mr. Charles A. Carroll joined us in September 2001 and was our President and Chief Executive Officer until his retirement on April 21, 2008. Mr. Carroll remained a director and Chairman of our and our Parent’s Board of Directors. Before joining us, Mr. Carroll served as President and Chief Executive Officer of Amana Appliances from January 2000 to July 2001, when substantially all of the assets of Amana Appliances were acquired by Maytag Corporation. From 1971 to March 1999, Mr. Carroll was employed by Rubbermaid, Inc. where, from 1993, he held the position of President and Chief Operating Officer. Effective immediately after the filing with the Securities and Exchange Commission (the SEC) of this annual report on Form 10-K, Mr. Carroll will resign as Chairman of our and Parent’s Boards and remain as a director of our and Parent’s Boards.

Mr. Philip U. Hammarskjold became one of our directors on February 13, 2008, as well as of Parent. Mr. Hammarskjold joined Hellman & Friedman LLC in 1992, became a partner in January 1996, and has served as a Managing Director of Hellman & Friedman LLC since January 1998. Mr. Hammarskjold also serves as a director of Emdeon Business Services, AlixPartners LLP and Catalina Marketing Corporation. Effective immediately after the filing with the SEC of this annual report on Form 10-K, Mr. Hammarskjold will resign as director of our and Parent’s Boards.

Mr. Robert B. Henske became one of our directors on February 13, 2008, as well as of Parent, and is a member of its Audit Committee and Compensation Committee. Mr. Henske has served as a Managing Director of Hellman & Friedman LLC since July 2007. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s Chief Financial Officer from January 2003 to September 2005. Prior to joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc., a supplier of electronic design automation software, from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm, where he was a partner. Mr. Henske also serves on the board of directors of VeriFone, Inc. and Activant Solutions, Inc. Mr. Henske also serves as Chairman of the Board of Activant Solutions, Inc. and is or has been a member of the Board of Directors of VeriFone, Inc., Williams Scotsman, Grove Worldwide, Reliant Building Products and American Savings Bank.

Mr. Erik Ragatz became one of our directors on February 13, 2008, as well as of Parent, Chill Holdings, Inc., and is a member of its Audit Committee and Compensation Committee. Mr. Ragatz is a Managing Director at Hellman & Friedman LLC. Prior to joining Hellman & Friedman in 2001, Mr. Ragatz was a vice-president with Pacific Equity Partners in Sydney, Australia and an associate with Bain Capital in Boston, Massachusetts. Mr. Ragatz also worked as a management consultant for Bain & Company in San Francisco, California. Mr. Ragatz is also currently serving as a director of Sheridan Holdings, Inc. Effective immediately after the filing with the SEC of this annual report on Form 10-K, Mr. Ragatz will serve as Chairman of our and Parent’s Boards.

Ms. Saloni K. Saraiya became one of our directors on February 13, 2008, as well as of Parent, and is a member of Parent’s Audit Committee. Ms. Saraiya is a Principal at Hellman & Friedman LLC. Prior to joining Hellman & Friedman in 2006, Ms. Saraiya worked in the Private Equity Group at The Blackstone Group and at Columbia House Company, both in New York. Ms. Saraiya is also currently serving as a director of Vertafore, Inc.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all employees, executive officers and directors of Goodman and each of its subsidiaries, including Goodman’s principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions.

The purpose of the Code of Ethics is: (1) to deter wrongdoing; (2) to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (3) to promote full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with the SEC or otherwise communicate to the public; (4) to promote compliance with applicable governmental laws, rules and regulations; (5) to promote prompt internal reporting of violations of the code to an appropriate person; and (6) to promote accountability for adherence to the Code.

We will provide a copy of the Code of Business Conduct and Ethics without charge to any person upon request by contacting Goodman’s Corporate Secretary at our executive office. The Code of Business Conduct and Ethics is available on Goodman’s website at www.goodmanglobal.com.

Board Composition and Governance

The composition of our Board of Directors is established by the terms of the stockholders agreement entered into by us, Parent, funds affiliated with each of Hellman & Friedman LLC, GSO Capital Partners, Farallon Partners and AlpInvest Partners, certain other investors that the funds affiliated with GSO Capital Partners syndicated their investments to and certain members of our management. Among other things, this stockholders agreement provides that, prior to an initial public offering of the shares of Parent’s common stock, the parties that beneficially own shares of Parent’s common stock will vote those shares to elect a board of directors comprised of the following persons:

•	the chief executive officer of Parent; and

•

the remaining board members designated by the funds affiliated with Hellman & Friedman, with at least one of such designees being designated by Hellman & Friedman Capital Executives VI, L.P. for so long as it owns any share equivalents.

For a discussion regarding the stockholders agreement, please refer to “Certain Relationships and Related Transactions, and Director Independence—Agreements Related to the 2008 Acquisition – Stockholders Agreement.”

Our Board of Directors currently has one standing committee, the Audit Committee.

Audit Committee

The Audit Committee currently consists of three directors, Messrs. Erik Ragatz (Chairman) and Robert B. Henske and Ms. Saloni K. Saraiya. All were appointed to the Audit Committee in 2008. Our Board of Directors has determined that Robert B. Henske has accounting or related financial management expertise and qualifies as an audit committee financial expert as defined under the SEC’s rules and regulations.

ITEM 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our executive compensation program, including with respect to our named executive officers (“NEOs”), is overseen and administered by the Compensation Committee of our Parent’s Board of Directors (the “Board”). Our NEOs for 2008 are (1) David L. Swift, our current chief executive officer who commenced employment with us on April 21, 2008, (2) Charles A. Carroll, our former chief executive officer who retired as president and chief executive officer effective April 21, 2008, and who will resign his position as Chairman of our Board of Directors and our Parent’s Board effective immediately after the filing of this annual report on
Form 10-K, (3) Lawrence M. Blackburn, our current chief financial officer and (4) Ben D. Campbell, Donald R. King and William L. Topper, who were our three other most highly compensated executive officers who were serving as executive officers at the end of December 31, 2008.

Following the consummation of the Merger, a new Compensation Committee of Chill Holdings, Inc., our Parent (the “Compensation Committee”), was established, consisting of Erik D. Ragatz and Robert B. Henske. None of our executive officers has served as a member of our Compensation Committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director of our company or member of our Compensation Committee.

For the 2008 fiscal year, the Board, together with the Compensation Committee, administered the Chill Holdings, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) and the 2008 Annual Incentive Compensation Plan (the “2008 Bonus Program”). The Board, together with the Compensation Committee, reviewed the performance of our executive officers and key employees and determined the compensation of our executive officers and other compensation arrangements. The Executive Vice President of Human Resources supported the Compensation Committee in its duties and, along with the president and chief executive officer, was delegated authority to fulfill certain administrative duties regarding the compensation programs. Our former chief executive officer provided recommendations to our Board and Compensation Committee and participated in discussions and evaluations regarding the compensation of the other NEOs.

Objectives of Compensation Programs

In 2008, we compensated our senior executives, including the NEOs, at levels we believed to be competitive within the HVAC industry and with similar durable goods manufacturing businesses of comparable revenue ranges. Our primary objective for executive compensation in 2008 was to ensure our ability to continue to retain our senior level executives, as well as to attract, retain and motivate the management team required to lead the Company in achieving its vision and mission while supporting our core values in a highly competitive marketplace. Our business strategy depends to a significant degree upon our executive officers and key employees and their relationships with distributors. Therefore, we seek to retain our senior executives over the long-term and believe that continuity of management is in the best interests of our shareholders.

We designed our executive compensation programs to provide a competitive base salary for our NEOs as well as award performance-based cash incentives and long-term equity incentives. Our executive compensation for 2008 was determined in conjunction with the Merger and with a view to each NEO’s past compensation levels as well as our future business strategy. The total compensation and benefits package provided to our NEOs in 2008 was designed to be competitive and to exceed median market compensation for talented and experienced senior executives.

Compensation paid to Mr. Carroll, our former president and chief executive officer, was materially greater than the compensation paid to our other non-CEO NEOs to reflect the primary differences in the scope of job responsibilities and to include his role as Chairman of the Board. Compensation payable to Mr. Swift, our current president and chief executive officer, continues to be materially different from the compensation paid to our other non-CEO NEOs to reflect those same differences in the scope of job responsibilities, although Mr. Swift does not also serve in the capacity of Chairman. Our pay practices are reflective of competitive market data, which reflect competitive pay practices found among companies in our specific industry as well as general industry (see “Competitive Analysis,” below). We did not engage an outside consultant in 2008 to review our executive compensation program.

Compensation Philosophy

Our overall compensation philosophy is to use straightforward compensation programs that offer appropriate incentives to our executives, while providing transparency to our shareholders. In implementing this philosophy, we generally do not provide perquisites, personal benefits, defined benefit plans or supplemental plans for executives. For 2008, our executive compensation emphasized cash and equity compensation, and consisted primarily of the following:

•	base salary to provide stable income to our NEOs during the fiscal year,

•	annual performance-based cash incentives tied to our profitability, which bonus awards were granted under our 2008 Bonus Program, and

•

equity awards in the form of stock options which were granted in February 2008 (and for David Swift, our current chief executive officer, in April 2008) under the 2008 Plan to provide retention benefits and long-term incentives to continue to build share price and shareholder value.

For 2008, as for prior years, our Board and Compensation Committee emphasized a mix of base salary and cash incentives. Approximately forty percent of each NEO’s cash compensation for 2008 was “at risk” incentive compensation that depended upon our profitability for the year. In addition, as noted above, option grants were made in February 2008 in connection with the closing of the Merger in order to encourage the achievement of long-term business objectives that enhance shareholder value on a continuing basis.

Competitive Analysis

For 2008, Donald King, the Executive Vice-President of Human Resources (“EVP HR”), compiled executive compensation data from the Hewitt Associates Total Compensation Measurement Survey (the “Survey”) to assist with the assessment of our compensation programs. This survey included data from approximately 400 manufacturing service and financial services organizations. The Board and Compensation Committee reviewed the data compiled by the EVP HR from the Survey regarding executive compensation paid by companies against which we believe we compete for executive talent.

The compensation of each of the NEOs was compared against competitive market ranges derived from the compensation programs of companies participating in the Survey for executives with comparable positions and job responsibilities. The compensation components reviewed for each position were base salary, annual cash bonus and long-term incentives, both individually and in the aggregate. Although the Survey data was used as an important measure for determining competitive levels of compensation for our NEOs, we did not benchmark the compensation of our NEOs against the companies participating in the Survey. Rather, the Survey data was used as a guide, such that the Board and Compensation Committee exercised their discretion in setting both the individual compensation components and the total pay of each of our NEOs at levels that were commensurate with their specific position and job responsibilities, taking into account the need to retain and motivate our NEOs to achieve superior levels of performance. The compensation of our NEOs was set at levels that were above the 50th percentile (and in some cases above the 75th percentile) as compared to the companies participating in the Survey. These levels of compensation are, in our opinion, necessary to retain and incentivize our NEOs to continue to provide outstanding performance.

Compensation Programs

Design of Compensation Programs. Our compensation programs in 2008 were designed to effectively retain our NEOs and continue to build the Company in a stable management environment as well as attract, retain and motivate highly talented individuals to lead the Company in achieving its vision and mission in a very competitive marketplace. Specifically,

•	base salary was designed at levels to attract, retain and motivate employees capable of managing our operations following the Merger,

•	annual cash incentives based on pre-determined performance targets were designed to reward execution of our strategy and achievement of profitability objectives, and

•

equity awards in the form of stock options (which were granted in connection with the Merger under our new 2008 Plan) were designed to provide additional retention benefits and long-term incentives to build shareholder value.

Impact of Performance on Compensation. Approximately 40% of each NEO’s cash compensation in 2008 was “at risk” and depended on our performance. On March 12, 2008, the Board adopted our 2008 Bonus Program. Under the 2008 Bonus Program, each NEO’s annual cash incentives were tied to pre-established EBITDA targets which were designed to emphasize profitability. The EBITDA targets provided incentives to increase revenues and also to control costs, to the degree that costs were within the control of the executive officers. As discussed in greater detail below under the heading “Annual Cash Incentive and Description of Performance Metrics,” cash incentive compensation earned by the NEOs in 2008 was at the target level established under the 2008 Bonus Program, based on the level of our consolidated EBITDA for the year.

With respect to equity-based incentive awards, any increase in our value as a result of the efforts of the NEOs to improve our performance also increased the value of the NEOs’ stock options, and therefore rewarded the NEOs for contributing to shareholder value. Additionally, 40% of the stock options granted to our NEOs (except Mr. Carroll) in 2008 were subject to performance-based vesting criteria.

Elements of Compensation

As discussed above, compensation paid or awarded to our NEOs during 2008 included base salary, an annual cash incentive award and stock options, each as further described below.

Base salary of the NEOs

The salary component was designed to provide the executives with a stable income and to attract and retain talented and experienced executives capable of managing our operations and strategic growth.

In connection with the Merger, all of our NEOs (except Mr. Swift), as well as other of our executive officers, negotiated new employment arrangements with our controlling stockholders, which became effective on February 13, 2008, upon the closing of the Merger. Pursuant to those arrangements, the salaries and the executive positions of each of our NEOs remained unchanged at that time, as they were viewed to be at competitive levels. The base salary for Mr. Swift was negotiated in connection with his employment agreement entered into effective as of April 21, 2008. Mr. Swift’s base salary was set at a level determined to be competitive for his position and level of responsibility and necessary to induce him to serve as our president and chief executive officer.

Following the review by the Board and the Compensation Committee of the recommendations of our EVP HR, in March 2008, the Board approved an annual increase in base salary of approximately 3.9% for each of Messrs. Blackburn, Campbell, King and Topper, effective as of April 1, 2008. The increase was implemented in order to maintain the base salaries of our NEOs within the 50th to 75th percentile of comparable compensation offered by the surveyed companies in the Hewitt Associates Total Compensation Management Survey. However, no increase was approved for Mr. Carroll because of his more limited role with us on a going forward basis.

Annual Cash Incentive and Description of Performance Metrics

Cash Incentive Awards. Approximately forty percent of each NEO’s cash compensation was paid as a cash incentive award under the 2008 Bonus Program and depended upon our profitability, as measured by consolidated EBITDA for the 2008 fiscal year (see “Performance Metrics,” below). The bonus payment was “at risk” and was designed to reward the executives for reaching pre-established levels of profitability. Awards were structured to be paid based on the company achieving threshold, target, target plus, superior, excellence or excellence plus levels for consolidated EBITDA, which comprised 93.1%, 100%, 106.9%, 110.3%, 113.8% and 117.2% of the target, respectively, as set forth in the table below. We set the consolidated EBITDA goals at levels that reflected our internal business plan at the time the awards were established. The consolidated EBITDA target level for our cash incentive awards was set at $290 million for 2008 and required a challenging but achievable level of financial performance. The highest specified level, excellence plus (at consolidated EBITDA of $340 million for 2008), represented truly exceptional performance beyond reasonably likely levels of achievement, and we have never achieved this level of performance. Historically, we have generally achieved performance between the target and target plus levels.

Pursuant to their bonus award agreements, each of our NEOs agreed that the maximum payout available for the 2008 year would not exceed the payout available at the superior level of performance under the 2008 Bonus Program in return for the Board lowering the initially projected consolidated EBITDA target reflected in their employment and severance agreements, as applicable, from $300 million to $290 million. The revised target reflected a recognition of the continuing weakness in the overall macro-economic environment, including a slower rate of growth in new housing starts than previously anticipated at the time their agreements were negotiated.

In setting the range of bonus awards to our NEOs, we considered the potential bonuses available for comparable positions based on the subset of the Survey data discussed above (see “Competitive Analysis”) and the total compensation payable for such comparable positions, including other elements of compensation and perquisites provided for such comparable positions, using the 75th percentile as a guideline, as well as internal equity differentiation based on the scope and complexity of each position. The range of payouts was based on a multiple of each NEO’s base salary for the 2008 fiscal year. The range of payouts in dollars, assuming consolidated EBITDA goals were met at threshold, target and superior levels for 2008, is indicated in the Grants of Plan-Based Awards Table, reflecting that for 2008, all of the NEOs agreed that the payout for the 2008 fiscal year would not exceed the amount payable for achieving the superior level of performance of consolidated EBITDA of $320 million, even if actual financial performance were to have exceeded $320 million. The table below summarizes the range of bonus opportunities for 2008 for our NEOs as a percentage of base salary, based on the level of achievement of the consolidated EBITDA target of $290 million:

	Threshold Level	Target Level	Target Plus Level	Superior Level	Excellence Level	Excellence Plus Level
			As a percentage of consolidated EBITDA target			(in millions)
	93.1%	100.0%	106.9%	110.3%	113.8%	117.2%
	$270	$290	$310	$320	$330	$340

	Bonus opportunity as a percentage of base salary
NEO
David L. Swift (1)	35.6%	95.0%	154.4%	255.4%	255.4%	255.4%
Lawrence M. Blackburn	25.0	75.0	125.0	212.5	212.5	212.5
Ben D. Campbell	25.0	75.0	125.0	212.5	212.5	212.5
Donald R. King	25.0	75.0	125.0	212.5	212.5	212.5
William L. Topper	25.0	75.0	125.0	212.5	212.5	212.5
Charles A. Carroll (2)	37.5	100.0	162.5	268.8	268.8	268.8

(1)	The amount of the bonus payable was pro-rated from April 21, 2008, the effective date of Mr. Swift’s employment with us, through December 31, 2008, on the basis of the amount of base salary actually earned during the 2008 fiscal year.

(2)	The amount of the bonus payable was pro-rated through April 21, 2008, the effective date of Mr. Carroll’s retirement as our and our Parent’s president and chief executive officer, on the basis of the amount of base salary actually earned during the 2008 fiscal year.

Bonus opportunities for our president and chief executive officer were materially different from the opportunities for our other NEOs to reflect the primary differences in the scope of job responsibilities, overall ability to achieve our business objectives, strategic impact of the position and expected future contributions. In addition, the bonus opportunities of Mr. Carroll, our former president and chief executive officer, were intended to reflect his additional role as Chairman of the Board. As noted above, these pay practices are reflective of competitive market data, which reflects competitive pay practices found among companies in our specific industry as well as general industry.

In 2008, we achieved consolidated EBITDA of $290 million, which was target level of consolidated EBITDA for the 2008 fiscal year. As a result, Mr. Swift was awarded a bonus of 95% of his base salary earned in 2008, or $626,736, Mr. Carroll was awarded a bonus of 100% of his base salary earned in 2008 as our president and chief executive officer, or $328,136, Mr. Blackburn was awarded a bonus of 75% of his base salary, or $344,888, and our other NEOs were likewise awarded a bonus equal to 75% of their base salaries, or $286,535, $278,945 and $252,019, respectively, for each of Messrs. Topper, Campbell and King.

Performance Metrics. The primary financial metric used under our performance-based annual and long-term incentive programs is consolidated EBITDA. Consolidated EBITDA as used in our executive compensation programs in 2008 was equal to consolidated net income before interest, taxes, depreciation and amortization as reflected in our audited consolidated financial statements for such period, consistent with the definition of consolidated EBITDA in our credit arrangements, subject to certain adjustments, including adjustments for projected cost savings and stock-based compensation expense and certain other pro-forma adjustments.

The performance metrics established by our Board and Compensation Committee are based upon assumptions about the future business of our company as of the date the goal is established. The annual cash incentive plan provides that in the event that, after the date the performance metrics are fixed, the Compensation Committee determines, after consultation with our chief executive officer, that any acquisition or disposition or any unusual event, unusual or nonrecurring transaction or certain other extraordinary events affecting our company occur, such that an adjustment is determined by the Compensation Committee to be appropriate in order to prevent diminution or enlargement of benefits, then the Compensation Committee may adjust the performance metrics to reflect the projected effect of such transactions or events. Except as required by applicable law, there is no policy that would allow us or our Parent to recover awards or payments paid if the company performance metrics upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment.

Discretionary Bonuses. In addition, our Parent’s chief executive officer has the discretion to pay to some or all of the participants in the cash bonus plan (other than himself), for a calendar year, incentive compensation in an aggregate amount not to exceed $750,000, without regard to consolidated EBITDA for such year and to allocate the amount of such incentive compensation among the participants and employees who do not formally participate in the cash bonus plan, as the chief executive officer determines in his discretion. In 2008, none of our NEOs received any portion of the discretionary $750,000 bonus pool.

Long-Term Incentives—Stock Options

Option Acceleration in Connection with the Merger. All of the outstanding time-vesting options granted prior to the Merger automatically accelerated in full upon the closing of the Merger; additionally, our Board exercised its discretion to accelerate the remaining unvested performance-vesting options. Other than options that were subject to option rollover agreements (see “Equity Contribution Agreements,” below), all of the options outstanding at the time of the Merger were canceled and converted into the right to receive an amount in cash, less applicable tax withholding and without interest, equal to the product of (x) the number of shares of our common stock subject to each option as of the effective time of the Merger multiplied by (y) the excess of the Merger consideration over the exercise price per share of common stock under such option.

New Option Grants Made in Connection with the Merger. On February 13, 2008, Parent’s Board adopted a new equity incentive plan to replace our two pre-existing equity incentive plans, as described in greater detail below under “New Equity Incentive Plan.” At that time, we granted new time-vesting and performance-vesting options to all of our then current NEOs, except for Mr. Carroll who received time-vesting options only in light of the nature of his ongoing relationship with us, since he was expected to serve as our president and chief executive officer only until a replacement was found. Additionally, Mr. Swift was granted time-vesting and performance-vesting options on April 21, 2008 in connection with the commencement of his employment with us (see “New Equity Incentive Plan,” below) at a level that reflected the scope and nature of his responsibilities as our president and chief executive officer. All options granted to our NEOs in 2008 under the new equity incentive plan had an exercise price of $10.00 per share, which was equal to the price at which our current stockholders subscribed for common stock of Parent at closing.

Severance and Change in Control Benefits

We have entered into executive arrangements with certain key executives, including the NEOs, providing for severance benefits, as described in further detail below. The severance and change in control benefits are designed to provide economic protection to our key executives so that they can remain focused on our business without undue personal concern in the event that an executive’s position is eliminated or significantly altered by the company, including in connection with a change in control of our company. We recognize that circumstances may arise in which we may consider eliminating certain key positions that are no longer necessary or a change in control transaction may occur. These benefits are intended to provide the security needed for the executives to remain focused and reduce the distraction regarding personal concerns during a transition. The level of severance benefits for our president and chief executive officer and our chief financial officer is generally twice that payable to our other current NEOs to reflect the level of seniority, responsibility and strategic impact of those positions, as well as the greater potential impact for us in losing the services of our top two executive officers.

In the event of a change in control transaction, all outstanding unvested options held by our NEOs will automatically accelerate and become exercisable. This provision preserves our NEO’s equity stake in the event of a change in control and assists in aligning their interests with those of our majority shareholder. In addition, in the event that any payment or benefit to be received in connection with a change in control transaction under the employment or severance agreements entered into with our NEOs will trigger the imposition of excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), then all payments will be reduced to the extent necessary so that the excise tax will not be imposed unless the amount of such reduction would equal or exceed 110% of the excise tax that would be imposed on such amounts. This provision imposes a potential cut-back on change in control payments to be received by our NEOs where the benefit of avoiding the excise tax and associated costs to us overrides the benefit of paying our NEOs the full amount of the benefits they would otherwise be entitled to receive in connection with a change in control transaction.

Personal Benefits and Perquisites

None of our NEOs, with the exception of Mr. Swift, received any perquisites or personal benefits in 2008 other than those broadly available to all employees. As a general matter, we emphasize cash compensation and equity compensation, and therefore perquisites and personal benefits constituted an immaterial portion of each NEO’s total compensation, except for Mr. Swift who received an aggregate of $1,064,083 in 2008 for various expenses incurred in connection with the commencement of his employment with us and his relocation to Houston, Texas, which perquisites were negotiated as part of his new employment arrangement with us (see “Executive Compensation—New Employment Agreement”).

Historical Employment Agreements

Employment Agreements. Through the closing of the Merger, we had employment agreements in place with Messrs. Carroll and Blackburn. The employment agreements each had an initial term of three years, with automatic extensions of one year each unless notice was given by either party at least 180 days prior to expiration.

•

The employment agreements provided for the payment of an annual base salary for Mr. Carroll and Mr. Blackburn, and for annual target bonuses that were payable in the event that certain financial and other performance targets were met.

•	Under the agreements, the executives were each granted a non-qualified stock option under the 2004 Stock Option Plan to purchase shares of our common stock.

•

As amended in 2006, each of the employment agreements provided that the executive would receive an amount equal to two times base salary and annual target bonus following the executive’s termination of employment under certain circumstances, as well as a pro-rated annual bonus for the year of termination.

•

Each of the employment agreements also contained restrictive covenants providing that the executive would be subject to certain non-competition and non-solicitation restrictions for two years following the executive’s termination of employment.

•

Additionally, Mr. Carroll’s employment agreement, as amended, provided that, following Mr. Carroll’s termination of employment under certain circumstances, Mr. Carroll and his eligible dependents would receive continued group health benefits until Mr. Carroll reached age 65, or the qualifying age under Medicare, if later.

Severance Agreements. Through the closing of the Merger, we had severance agreements with several of our executive officers, including Ben D. Campbell, Donald R. King and William L. Topper.

•	The severance agreements generally had an initial term of two years with automatic extensions of one year each unless notice was given by either party at least 90 days prior to expiration of the term.

•

As amended in 2006, each severance agreement provided for the payment of one times base salary plus an annual target bonus following the executive’s termination of employment under certain circumstances.

Non-Competition Agreements. Through the closing of the Merger, we had non-competition agreements with a number of our executive officers, including Ben D. Campbell, Donald R. King and William L. Topper. These non-competition agreements provided that each executive would be subject to certain non-solicitation and non-competition restrictions for a period of two years following the executive’s termination of employment.

Transaction Bonus and Equity Rollover Incentive

Upon the consummation of the Merger, certain members of senior management received transaction bonuses equal to 75% of their current base salary, totaling more than $3,202,110 in the aggregate. The transaction bonuses paid to our named executive officers are set forth in the table below. In addition, certain members of senior management were given a “rollover” incentive bonus payment equal to 100% of their then current base salary, totaling not more than $4,269,480 in the aggregate. The rollover incentive bonuses paid to our NEOs in connection with the consummation of the Merger are set forth in the table below.

	Transaction Bonus Paid Upon Consummation of the Merger	Equity Rollover Incentive Paid Upon Consummation of the Merger
Executive Officers:
Charles A. Carroll	$805,425	$1,073,900
Lawrence M. Blackburn	335,100	446,800
Ben D. Campbell	271,013	361,350
Donald R. King	244,875	326,500
William L. Topper	278,378	371,170

New Employment and Severance Arrangements

Upon the consummation of the Merger, we entered into new employment agreements with Messrs. Carroll and Blackburn, and new severance agreements with all our executive officers, including Ben D. Campbell, Donald R. King and William L. Topper. In general, the agreements provided for substantially similar levels of base salary and bonus opportunities, and similar severance provisions as compared with the employment and severance agreements in effect prior to the closing of the Merger.

We also entered into a new employment agreement with David L. Swift, effective as of April 21, 2008, to serve as our President and Chief Executive Officer. The specific terms of the new agreements are set forth below under “Executive Compensation—New Employment Agreements” and “Executive Compensation—New Severance Agreements,” respectively.

Equity Contribution and Share Subscription Agreements

Prior to the closing of the Merger, Parent entered into equity contribution agreements with each of our named executive officers. Pursuant to the terms of these agreements, each executive committed to acquire shares of common stock of our Parent at closing, by either transferring the number of shares of Goodman Global, Inc. common stock having a value equal to an agreed upon amount ($10,000,000 in the case of Mr. Carroll, $8,771,000 in the case of Mr. Blackburn, $3,736,000 in the case of Mr. Campbell, $2,405,000 in the case of Mr. Topper, and $3,687,000 in the case of Mr. King) or using cash proceeds from the transaction equal to 90% of such agreed upon amount. At closing, each of the executives purchased that number of shares of Parent stock with the values indicated below at $25.60 per share, which was the price other stockholders paid per share of Goodman Global, Inc. common stock in the Merger.

Executive	Value of Shares Rolled
Charles A. Carroll	$10,000,000
Lawrence M. Blackburn	8,718,208
Ben D. Campbell	3,736,000
Donald R. King	3,687,000
William L. Topper	2,405,000

The shares so acquired by each of our NEOs are subject to the terms and conditions of the Management Stockholders Agreement, described under the section entitled “Certain Relationships and Related Party Transactions—Management Stockholders Agreement.” To the extent that an executive did not own a sufficient number of shares to cover his committed amount, each of the equity contribution agreements also provided that the executive would be able to satisfy such shortfall by rolling over options to acquire shares of our common stock into options to acquire shares of common stock of Parent. As Mr. Blackburn did not have a sufficient number of shares to cover his committed amount, he entered into an option rollover agreement with Parent at closing, pursuant to which he rolled over an option to acquire shares of our common stock having an intrinsic value of approximately $53,000 (i.e., the excess of the value of the shares subject to the option over the aggregate exercise price for such shares), into an option to acquire shares of Parent common stock having substantially the same intrinsic value. The exercise price for each rollover option was set at $2.07 per share, such that Mr. Blackburn received an option over 6,659 shares of Parent common stock. The rollover options, which became vested in full at closing, are generally subject to the same terms and conditions under which they were originally granted; however, any shares acquired pursuant to the exercise of such options will be subject to the terms of the Management Stockholders Agreement.

In connection with the execution of his employment agreement, Mr. Swift agreed to subscribe for shares of Parent’s common stock having an aggregate value equal to $1,000,000. Effective as of December 22, 2008, Mr. Swift entered into a share subscription agreement with Parent to purchase 99,900.10 shares of Parent’s common stock for an aggregate purchase price of $1,000,000, or $10.01 per share. The shares so purchased are subject to the terms and conditions of the Management Stockholders Agreement.

New Equity Incentive Plan

The following is a summary of the material terms and conditions of the 2008 Plan. This summary is qualified in its entirety by reference to the terms of the 2008 Plan. Awards under the 2008 Plan may be in the form of stock options (either incentive stock options or non-qualified stock options) or other stock-based awards, including restricted stock purchase awards, restricted stock units and stock appreciation rights. The 2008 Plan, unless sooner terminated by Parent’s Board, will remain in effect through the tenth anniversary of its adoption.

The maximum number of shares reserved for the grant or settlement of awards under the 2008 Plan is 6,734,923 shares of Parent, subject to adjustment in the event of an extraordinary dividend or other distribution, recapitalization, stock split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange or other similar corporate transaction. In the event of a change in control, the Compensation Committee will have the discretion to accelerate all outstanding awards, cancel awards for fair value, provide for the issuance of substitute awards and/or provide award holders an opportunity to exercise their awards prior to the occurrence of the change in control transaction. Subject to certain conditions, all options granted in 2008 under the 2008 Plan will become fully vested and exercisable in the event of a “change in control” of Parent.

In connection with the consummation of the Merger, we granted options under the 2008 Plan to our then current NEOs at a strike price equal to $10 per share, which was the subscription price for each share of Parent common stock paid by our current controlling stockholders at closing. Options granted under the 2008 Plan to our NEOs have generally consisted of both time-vesting and performance-vesting options, except that only time-vesting options were granted to Mr. Carroll, as described above (see “Long-Term Incentives—Stock Options”). We also granted time-vesting and performance-vesting options with a strike price of $10 per share to David Swift, our current president and chief executive officer, at the time he commenced employment with us.

To the extent vested, options are generally exercisable for a period of 90 days following termination of employment, except in the case of death or disability where the period of exercisability is extended to 12 months after either such termination. Under the terms of the option grant agreements, both time-vesting and performance-vesting options will accelerate in full upon the occurrence of a change in control transaction. All of the options have a 10-year term and may be exercised by way of a “cashless exercise” unless such exercise would result in adverse accounting treatment or would be prohibited by the terms of applicable financing arrangements.

The following non-qualified (i.e., non-statutory) option grants were made to our NEOs on February 13, 2008, with the exception of Mr. Swift whose option grant was made on April 21, 2008, in connection with the commencement of his employment with us:

Named Executive Officer	Time-vesting Options	Performance-vesting Options
David L. Swift	1,010,239	673,492
Charles A. Carroll	431,035	—
Lawrence M. Blackburn	581,897	387,932
Ben D. Campbell	202,048	134,698
Donald R. King	202,048	134,698
William L. Topper	202,048	134,698

The consolidated EBITDA targets for the performance-vesting options were established in a similar manner as described above under the heading “Annual Cash Incentive and Description of Performance Metrics—Performance Metrics,” and are based on “Consolidated EBITDA” as such term is defined under our credit agreements, subject to certain adjustments for projected cost savings and stock-based compensation expenses and certain other pro-forma adjustments. The consolidated EBITDA targets were established based on our operating business plan over a period of five years and were designed to represent a challenging but achievable level of performance. In the event that a performance target is missed in a given fiscal year, but the performance target for the following fiscal year is achieved, the tranche of performance-vesting options that did not vest during the preceding fiscal year will also become vested. The performance targets are subject to adjustment under certain circumstances such as corporate acquisitions and divestitures. In 2008, we achieved consolidated EBITDA of $290 million, which was below the threshold of $300 million necessary to vest the first 20% tranche of the performance-vesting options granted to our NEOs. In light of the difficult business climate during the 2008 fiscal year, including the deteriorating economic condition of the housing market and overall global recession, our financial performance was not as robust as had been originally projected at the beginning of 2008. As part of its review of executive performance for 2008, the Compensation Committee determined that our NEOs’ contribution to our profitability was exceptional, notwithstanding the very challenging economic climate, and for this reason decided to vest the first tranche of the performance-vesting options which is equal to 20% of the performance-vesting options granted to our NEOs in 2008. All other employees who were granted performance-vesting options were also vested in the first tranche of their options in the same manner as our NEOs.

Impact of Tax and Accounting Rules

Section 162(m). Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation that may be deducted by us in any year with respect to the NEOs unless the compensation is performance-based compensation as described in Section 162(m) and the related regulations, as well as pursuant to a plan approved by our stockholders. Cash incentives paid with respect to 2008 were fully deductible for purposes of 162(m). In addition, following the consummation of the Merger, we ceased to be subject to Section 162(m) because we no longer have any class of equity securities that is required to be registered under Section 12 of the Securities Exchange Act of 1934.

FAS 123(R). Options granted in 2008 resulted in compensation expense to us under FAS 123(R).

COMPENSATION COMMITTEE REPORT

The Compensation Committee of Parent’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

Members of the Compensation Committee of Parent’s Board of Directors:

Robert B. Henske (Chairman)
Erik Ragatz

March 12, 2009

Summary Compensation Table

The following tables set forth the aggregate compensation during 2008 awarded to, earned by, or paid to both our current and former president and chief executive officer, the chief financial officer and our three most highly compensated executive officers other than the chief executive officers and the chief financial officer who were serving as executive officers at the end of the last completed fiscal year.

Name and Principal Position	Year	Salary ($)		Bonus		Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation		Total ($)
David L. Swift President and Chief Executive Officer	2008	$659,722	(1)	$1,490,000	(2)	$1,104,846	$626,736	$1,064,083	(11)	$4,945,387
Charles A. Carroll Former President and Chief Executive Officer (5)	2008 2007 2006	451,717 1,064,084 1,004,166	(6)	— — —		599,182 963,419 799,319	328,136 2,306,008 1,347,591	— — —		1,379,035 4,333,511 3,151,076
Lawrence M. Blackburn Executive Vice President and Chief Financial Officer	2008 2007 2006	459,850 443,106 426,900	(7)	— — —		704,332 523,514 477,707	344,888 751,608 436,955	— — —		1,509,070 1,718,228 1,341,562
Ben D. Campbell Executive Vice President, Secretary and General Counsel	2008 2007 2006	371,926 358,399 346,152	(8)	— — —		244,559 204,898 185,252	278,945 607,873 354,358	— — —		895,430 1,171,170 885,762
Donald R. King Executive Vice President, Human Resources	2008 2007 2006	336,025 323,800 311,927	(9)	— — —		244,559 204,898 185,252	252,019 549,246 319,287	— — —		832,603 1,077,944 816,466
William L. Topper Senior Vice President, Operations	2008 2007 2006	382,046 368,102 355,650	(10)	— — —		244,559 133,196 110,209	286,535 624,395 364,044	— — —		913,140 1,125,693 829,903

(1)	Pursuant to the terms of his employment agreement, Mr. Swift is entitled to an annualized base salary of $950,000. The amount indicated above reflects his pro-rated base salary from April 21, 2008 through December 31, 2008.

(2)	Represents the sum of signing bonus and “stage 2 bonus” payments made to Mr. Swift pursuant to the terms of his employment agreement with us dated as of April 21, 2008.

(3)	The amounts in this column reflect the expense recognized for financial statement reporting purposes for the year ended December 31, 2008, in accordance with FAS 123(R), of outstanding stock options granted in 2008. The assumptions used in calculating these amounts under FAS 123(R) are set forth in Note 4 to our audited financial statements included in this
Form 10-K.

(4)	Amounts listed under the column “Non-Equity Incentive Plan Compensation” constitute annual incentive payments earned in 2008 and paid in November 2008 and March 2009.

(5)	Charles Carroll retired as our president and chief executive officer effective April 21, 2008, the date on which our new president and chief executive officer, David L. Swift, commenced employment. Mr. Carroll remains as Chairman of our and our Parent’s Board of Directors.

(6)	The executive’s annualized base salary was $1,073,900 until his retirement as our president and chief executive officer; thereafter, his base salary was reduced to $150,000 per year.

(7)	The executive’s annualized base salary was $446,800 until April 1, 2008, when the base salary was increased to $464,200 per year.

(8)	The executive’s annualized base salary was $361,350 until April 1, 2008 when the base salary was increased to $375,450 per year.

(9)	The executive’s annualized base salary was $326,500 until April 1, 2008, when the base salary was increased to $339,200 per year.

(10)	The executive’s annualized base salary was $371,171 until April 1, 2008, when the base salary was increased to $385,670 per year.

(11)	For Mr. Swift, amount consists of $85,315 of relocation expenses for temporary housing and transportation of household goods, $15,194 reimbursement for legal fees and an aggregate of $963,574 of tax gross-up payments on account of the signing bonus and “stage 2 bonus” received by Mr. Swift.

Grants of Plan-Based Awards for Fiscal Year 2008

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards	All other Option Awards: Number of Securities Underlying Options	Exercise Price of Options Awards	Grant Date Fair Value of Option Awards ($)(4)
Name	Option Grant Date	Threshold ($)	Target ($)	Maximum ($)
David L. Swift (2)	April 21, 2008	$234,861	$626,736	$1,684,930	673,492	1,010,239	$10.00	$5,744,604
Charles A. Carroll (3)	Feb. 13, 2008	$123,051	$328,136	$882,030	—	431,035	$10.00	1,518,719
Lawrence M. Blackburn	Feb. 13, 2008	$114,963	$344,888	$977,181	387,932	581,897	$10.00	3,329,445
Ben D. Campbell	Feb. 13, 2008	$92,982	$278,945	$790,343	134,698	202,048	$10.00	1,156,057
Donald R. King	Feb. 13, 2008	$84,006	$252,019	$714,053	134,698	202,048	$10.00	1,156,057
William L. Topper	Feb. 13, 2008	$95,512	$286,535	$811,848	134,698	202,048	$10.00	1,156,057

(1)	Amounts earned for 2008 were at the target level of performance of $290 million of consolidated EBITDA, as specified under the 2008 Bonus Program. Amounts shown in the table as Maximum payout reflect the superior level specified under the 2008 Bonus Program.

(2)	Mr. Swift’s annual incentive award for 2008 was pro-rated based on the period from April 21, 2008 (the date he commenced employment with us) through December 31, 2008 on the basis of the amount of base salary earned during the 2008 fiscal year.

(3)	Mr. Carroll’s annual incentive award for 2008 was pro-rated based on the period from January 1, 2008 through April 21, 2008, the date on which he retired as our president and chief executive officer, on the basis of the amount of base salary earned during the 2008 fiscal year in that capacity.

(4)	In accordance with FAS 123(R), the amounts in this column reflect the aggregate grant date fair value of option awards granted in 2008, based on the assumptions set forth for financial statement reporting purposes for the year ended December 31, 2008, in Note 4 to our audited financial statements included in this Form 10-K.

As shown in the Summary Compensation Table, above, the primary elements of compensation of the NEOs are cash in the form of base salary and incentive bonus. For 2008, amounts paid as performance-based cash compensation were less than base salary for all of our NEOs except Mr. Carroll whose bonus was equal to his base salary for the 2008 fiscal year in his capacity as our president and chief executive officer. The lower levels of cash bonuses earned by our NEOs in 2008, as compared with prior years, are generally reflective of the more difficult economic climate in which we have been operating.

The amounts shown in the Grants of Plan-Based Awards Table represent payouts at the threshold, target and the superior levels for the annual cash incentives earned by the NEOs in 2008. The potential payouts were performance-driven, based on achievement of pre-established consolidated EBITDA targets, and therefore completely at risk. If threshold levels of performance were not met, then the payout could have been zero. If our EBITDA performance exceeded the level corresponding to the highest specified payout (the superior level), it was also agreed that the Board would not award an amount greater than the highest specified payout. A portion of the annual incentive compensation for 2008 was paid in November 2008 and the remainder in March 2009, and reflected the target level of performance, or consolidated EBITDA of $290 million.

Outstanding Equity Awards at Fiscal Year-End 2008

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
David L. Swift	134,698	1,010,239	(2)	538,794	(1)(3)	$10.00	4/21/18
Charles A. Carroll	89,799	341,236	(4)	—		$10.00	2/13/18
Lawrence M. Blackburn	6,659	—		—		$2.07	12/23/14
	77,586	581,897	(5)	310,346	(3)	$10.00	2/13/18
Ben D. Campbell	26,940	202,048	(5)	107,758	(3)	$10.00	2/13/18
Donald R. King	26,940	202,048	(5)	107,758	(3)	$10.00	2/13/18
William L. Topper	26,940	202,048	(5)	107,758	(3)	$10.00	2/13/18

(1)	In the event of a change in control, both the time-vesting options and the performance-vesting options shall, subject to certain conditions, accelerate and immediately become fully vested and exercisable immediately prior to the effective date of the change in control.

(2)	The time-vesting option vests in four equal installments (of 25%) each) on April 21 of each calendar year 2009 through 2012, subject to Mr. Swift’s continuous service with us.

(3)	The performance-vesting options will vest in five equal installments (of 20% each) of the shares covered by the option on December 31 of each calendar year 2008 through 2012, subject to the satisfaction of certain performance targets for each such year, and further subject to “catch-up” vesting in the event an EBITDA target is satisfied in the year following the year in which an EBITDA target is missed. In light of the current economic conditions and their impact on our financial performance, the Compensation Committee determined to vest 20% of the performance vesting options effective as of December 31, 2008, notwithstanding that the consolidated EBITDA performance target of $300 million was not satisfied.

(4)	The first grant of 269,397 options vests in equal installments of 33-1/3% on June 30 of each of 2008, 2009 and 2010, provided that Mr. Carroll continues to provide services to us. The second time-vesting option grant of 161,638 will vest as to 25% of each of the first four anniversaries of February 13, 2008, so long as Mr. Carroll continues to serve as Chairman of our Board. The terms of this option were amended by letter agreement dated March 13, 2009, whereby the options will continue to vest following Mr. Carroll’s resignation from his position as Chairman of our and our Parent’s Boards so long as he continues to serve as a director of our Parent’s Board. See “Executive Compensation—New Employment Agreement—Charles Carroll,” below.

(5)	The time-vesting options will vest as to 25% of the award on the first anniversary of the grant date of February 13, 2008, and on each of the following three anniversaries thereafter, subject to the optionholder’s provision of continued services.

Option Exercises

None of our NEOs exercised options in 2008.

New Employment Agreements

David L. Swift

Mr. Swift entered into an employment agreement with us, effective as of April 21, 2008, pursuant to which he commenced serving as our and our Parent’s president and chief executive officer, and as a member of our and our Parent’s Board of Directors. Mr. Swift’s employment agreement has an initial term of five years, which will renew for additional one-year periods unless either party provides notice of non-renewal at least 180 days prior to the end of the then-current term.

Salary and Bonus. The employment agreement provides that while employed as our president and chief executive officer, Mr. Swift will receive a base salary at the annual rate of $950,000, subject to annual review and adjustment, and will be eligible to earn an annual bonus in a target amount equal to 95% of his base salary, with a maximum bonus opportunity equal to 457.33% of his base salary. The employment agreement also required us to pay Mr. Swift an initial cash signing bonus of $850,000; we also paid Mr. Swift a tax gross-up payment equal to the federal income, state income and employment taxes imposed on the initial signing bonus, in the amount of $596,493. As Mr. Swift remained employed with us through the Stage 2 Date (as defined below), on November 6, 2008, we paid an additional cash bonus, of $640,000, plus a tax gross-up payment on such additional cash bonus in the amount of $367,081. Mr. Swift is also entitled to participate in our employee benefit plans on the same basis as those plans are generally made available to other similarly situated executives.

In the event that any payment or benefit to be received under the employment agreement will trigger the imposition of excise tax under Section 4999 of the Code, then all payments will be reduced to the extent necessary so that the excise tax will not be imposed unless the amount of such reduction would equal or exceed 110% of the excise tax that would be imposed on such amounts.

Equity Participation. Mr. Swift’s equity participation in us, our Parent, and any of their subsidiaries will be pursuant to the 2008 Plan, described in the section entitled “Executive Compensation—New Equity Incentive Plan,” option award agreements issued under the 2008 Plan, the Management Stockholders Agreement, described in the section above entitled “Management Stockholders Agreement,” and any contribution or subscription agreements relating to our or our Parent’s equity. On April 21, 2008, Mr. Swift and Parent entered into both a time-vesting stock option agreement and a performance-vesting stock option agreement. In addition, it was agreed that on the Stage 2 Date, Mr. Swift and Parent would enter into a share subscription agreement, providing that Mr. Swift shall purchase that number of shares of Parent’s common stock, par value $0.01 per share, having an aggregate value equal to $1,000,000, on the terms described in the share subscription agreement. Pursuant to a share subscription agreement dated as of December 22, 2008, Mr. Swift purchased 99,900.10 shares of Parent’s common stock at a purchase price of $10.01 per share.

The options granted to Mr. Swift are described under the heading “New Equity Incentive Plan,” above and are subject to the provisions of the 2008 Plan, as well as the terms of the applicable award agreements. Pursuant to a performance-vesting stock option agreement, Mr. Swift was granted an option to purchase 673,492 shares at an exercise price of $10 per share, vesting in five equal installments (of 20% each) of the shares covered by the option on December 31 of each calendar year 2008 through 2012, subject to the satisfaction of certain performance targets for each such year. Pursuant to a time-vesting stock option agreement, Mr. Swift was granted an option to purchase 1,010,239 shares at an exercise price of $10 per share. The time-vesting option vests in four equal installments (of 25% each) on April 21 of each calendar year 2009 through 2012, subject to Mr. Swift’s continuous service with us. In the event of a change in control, both the time-vesting options and the performance-vesting options then outstanding shall accelerate and immediately become fully vested and exercisable immediately prior to the effective date of the change in control.

Relocation Arrangements. We agreed with Mr. Swift that an agent acting as a representative for us would purchase Mr. Swift’s residential property in St. Joseph, Michigan (the Property) for a purchase price of $1,150,000 and simultaneous with such purchase, the agent would enter into a lease agreement to lease the Property to Mr. Swift and his spouse. The Property was listed by the agent for sale. Our prior consent was required to accept any purchase offer, and Mr. Swift’s and our prior consent was required to accept any purchase offer for the Property received prior to July 31, 2008 for a price less than $1,700,000. The date of closing of the sale of the Property by the agent to an unaffiliated third party was the Stage 2 Date and the purchase price was the Stage 2 Price.

We also agreed with Mr. Swift that the purchase price paid for the Property would be calculated as the average of two third-party appraisals, and such amount represented the good faith belief of both Mr. Swift and us as to the fair market value of the Property. It was also agreed that to the extent that the Stage 2 Price was less than $1,000,000, Mr. Swift would indemnify us for the amount of such loss.

Pursuant to the employment agreement, we were required to pay or reimburse Mr. Swift for relocation costs incurred in connection with his permanent move to Houston, Texas, and for reasonable legal fees incurred in connection with the negotiation of the employment agreement. We reimbursed Mr. Swift for such expenses in an aggregate amount of $100,509.

Termination Arrangements. In the event that Mr. Swift is terminated by us without “cause,” or resigns for “good reason,” we will provide him with payments totaling two times his base salary, plus two times his target bonus, over the two-year period following such termination, as well as a pro-rated annual bonus for the year of termination, payable at the time such payment would have otherwise been paid under the bonus program. In the event that prior to April 21, 2009, Mr. Swift is terminated by us with “cause” or he resigns without “good reason,” Mr. Swift must repay both the initial cash signing bonus and additional cash bonus, as well as any tax gross-ups paid pursuant thereto.

Pursuant to the employment agreement, Mr. Swift has agreed not to disclose our confidential information at any time, and, for the period during which he provides services to us and for the two-year period thereafter, he has also agreed not to compete with us, interfere with our business, or solicit or hire our employees or customers.

Charles Carroll

In connection with the closing of the Merger on February 13, 2008, we entered into a new employment agreement with Charles Carroll under which Mr. Carroll continued to serve as our president and chief executive officer until April 21, 2008. Charles Carroll retired as our president and chief executive officer effective April 21, 2008, the date on which our new president and chief executive officer, David L. Swift, commenced employment. Mr. Carroll’s employment agreement provides that he will remain as the Chairman of our Board after his service as our chief executive officer ends, unless otherwise agreed. In the event Mr. Carroll is no longer serving as the Chairman of the Board, the agreement also provides that Mr. Carroll will be given the opportunity to serve as a non-executive employee for the period ending no earlier than June 30, 2010.

While employed as our chief executive officer, Mr. Carroll received a base salary at the annual rate of $1,073,900 and became eligible to earn a pro-rata annual bonus (based on the number of days Mr. Carroll served as our Chief Executive Officer) in a target amount equal to 100% of his base salary as chief executive officer, with a maximum bonus opportunity equal to 481.4% of his base salary. For the period effective from April 21, 2008, his base salary was paid at the annual rate of $150,000 and he was no longer entitled to participate in our annual bonus program. During his service with us in any capacity, Mr. Carroll will be entitled to participate in our employee benefit plans on the same basis as those plans are generally made available to other similarly situated executives. Mr. Carroll’s employment agreement was amended effective May 29, 2008 to provide that he will be entitled to continued participation in our group health plans until he reaches the age of 65, or if later, the qualifying age under Medicare, irrespective of his continued employment, provided he pays the premium up to the amount that would have been payable if such coverage were provided under COBRA.

In the event Mr. Carroll is terminated by us without “cause,” or resigns for “good reason,” we will provide him with payments totaling two times his base salary, plus two times his target bonus, over the two-year period following such termination, as well as a pro-rated annual bonus for the year of termination (if such termination had occurred during his service as our president and chief executive officer), payable at the time such payment would have otherwise been paid under the bonus program, and post-termination health insurance coverage.

Pursuant to the employment agreement, Mr. Carroll has agreed not to disclose our confidential information at any time, and, for the period during which he provides services to us and for the two-year period thereafter, he has also agreed not to compete with us, interfere with our business, or solicit or hire our employees or customers.

In the event that any payment or benefit to be received under the employment agreement will trigger the imposition of an excise tax under Section 4999 of the Code, then all payments will be reduced to the extent necessary so that the excise tax will not be imposed unless the amount of such reduction would equal or exceed 110% of the excise tax that would be imposed on such amounts.

Mr. Carroll has informed our and Parent’s Boards of his intention to resign as Chairman of our and Parent’s Boards and to continue to serve as a director on both Boards. Our and Parent’s Boards approved Mr. Carroll’s resignation as Chairman, to be effective immediately after the filing with the Securities and Exchange Commission (the SEC) of this Annual Report on Form 10-K. The Board also approved a letter agreement, dated March 13, 2009, between Mr. Carroll, Parent and us, to be effective immediately after the filing with the SEC of this annual report on Form 10-K, which is filed as an exhibit hereto. Pursuant to this letter agreement, Mr. Carroll’s resignation as Chairman will not constitute termination of Mr. Carroll’s employment or result in the termination of Mr. Carroll’s option agreement with us, as he will continue to offer valuable service to us and our Parent as one of our and Parent’s directors and service as a non-executive employee. Mr. Carroll and we agreed to amend the terms of vesting of one of the options granted to him on February 13, 2008. Subject to Mr. Carroll’s continuous service on Parent’s Board, this option will continue to vest according to the terms of the grant. All other terms of Mr. Carroll’s employment and option agreements remain unchanged.

Lawrence Blackburn

On February 13, 2008, we also entered into a new employment agreement with Lawrence Blackburn, pursuant to which Mr. Blackburn will continue to serve as our and our Parent’s chief financial officer and as our and our Parent’s executive vice-president. Mr. Blackburn became a director of us and our Parent on April 21, 2008. Mr. Blackburn’s employment agreement has an initial term of four years, which will renew for additional one-year periods until either party provides notice of non-renewal at least 180 days prior to the end of the then-current term. The agreement provides that while employed as our and our Parent’s chief financial officer, Mr. Blackburn will receive a base salary at the annual rate of $446,800 (currently $464,200), subject to annual review and adjustment, and will be eligible to earn an annual bonus in a target amount equal to 75% of his base salary, with a maximum bonus opportunity equal to 387.5% of his base salary. The agreement further provides that during his employment with us, Mr. Blackburn will be entitled to participate in our employee benefit plans on the same basis as those plans are generally made to other similarly situated executives.

In the event Mr. Blackburn is terminated by us without “cause,” or resigns for “good reason,” we will provide him with payments totaling two times his then-applicable base salary, plus two times his target bonus, payable over the two-year period following such termination, as well as a pro-rated annual bonus for the year of termination, payable at the time such payment would have otherwise been paid had Mr. Blackburn’s employment not terminated.

In the event that any payment or benefit to be received under the employment agreement will trigger the imposition of an excise tax under Section 4999 of the Code, then all payments will be reduced to the extent necessary so that the excise tax will not be imposed unless the amount of such reduction would equal or exceed 110% of the excise tax that would be imposed on such amounts.

Pursuant to his employment agreement, Mr. Blackburn has agreed not to disclose our confidential information at any time and, for the period during which he is employed by us and for a two-year period following termination of his employment, he has also agreed not to compete with us, interfere with our business, or solicit or hire our employees or customers.

New Severance Agreements

In connection with the closing of the Merger on February 13, 2008, we also entered into individual severance agreements with our other named executive officers, Messrs. Topper, Campbell and King. Each severance agreement has an initial term of four years and renews automatically for additional one-year periods unless either party provides notice of non-renewal at least 90 days prior to the end of the then-current term. Each agreement provides for the payment of an annual base salary (currently $385,670 for Topper, $375,450 for Campbell, and $339,200 for King), subject to annual review and adjustment, and each agreement also provides that the executive will be eligible to earn an annual bonus in a target amount equal to 75% of the executive’s base salary, with a maximum bonus opportunity in an amount equal to 387.5% of the executive’s base salary.

The severance agreements also provide that if the executive is terminated by us without “cause” or resigns for “good reason,” we will provide the executive with payments totaling one times the executive’s then-applicable base salary, plus one times his bonus, payable over the two-year period following such termination, as well as a pro-rated annual bonus for the year of termination, payable at the time such payment would have otherwise been paid had the executive’s employment not terminated. Each severance agreement further provides that the executive will not disclose our confidential information at any time and, for the period during which the executive is employed by us and for a period following termination of employment, the executive will not compete with us, interfere with our business, or solicit or hire our employees or customers.

In the event that any payment or benefit to be received under the severance agreement will trigger the imposition of an excise tax under Section 4999 of the Code, then all payments will be reduced to the extent necessary so that the excise tax will not be imposed unless the amount of such reduction would equal or exceed 110% of the excise tax that would be imposed on such amounts.

Potential Payments Upon Termination or Change in Control under Employment and Severance Agreements

As summarized above, following the closing of the Merger, each of our named executive officers (except Mr. Swift who entered into an employment agreement effective as of April 21, 2008) entered into new employment or new severance agreements, as applicable, and agreed to terminate the employment and severance agreements that were in place prior to the closing.

The amounts payable to the NEOs upon termination of employment (including termination following a change of control) are summarized in the table below, calculated on the basis of the agreements and arrangements in effect as of December 31, 2008.

Potential Payments on Change in Control or Severance

	Severance upon Qualifying Termination and Change in Control Vesting
Name	Trigger (1)	Salary $	Bonus $	Pro-rated Annual Bonus	Medical Benefits (2)	Change of Control Vesting (3)	Total
David L. Swift	Termination	$1,900,000	$1,805,000	$626,736	$—	$15,490	$4,347,226
Charles A. Carroll	Termination	300,000	656,272	—	—	3,412	959,684
Lawrence M. Blackburn	Termination	928,400	696,300	344,888	—	8,922	1,978,510
Ben D. Campbell	Termination	375,450	281,588	278,945	—	3,098	939,081
Donald R. King	Termination	339,200	254,400	252,019	—	3,098	848,717
William L. Topper	Termination	385,670	289,253	286,535	—	3,098	964,556

(1)	A “qualifying termination” of employment is a termination by us without “cause” (other than due to disability) or resignation by the executive for “good reason.” In the event that any payment or benefit to be received by the executive would trigger the imposition of an excise tax under Section 4999 of the Code, then all payments would be reduced to the extent necessary so that such excise tax will not be imposed unless the amount of such reduction would equal or exceed 110% of the excise tax that would be imposed on such amounts.

(2)	Pursuant to Mr. Carroll’s employment agreement, he is entitled to continue participating in our group health plans until he reaches age 65 or, if later, his qualifying age under Medicare, provided that he pays 100% of the cost of premiums that would have been payable under COBRA, less a 2% administrative surcharge.

(3)	The amounts in this column reflect the accelerated vesting of all unvested time-vested options and performance-vested options held by Messrs. Swift, Carroll, Blackburn, Campbell, King and Topper upon a change of control, as if a change in control had occurred and the options had vested as of December 31, 2008, calculated based upon the positive difference between Parent’s stock price at year-end (which we currently believe is $10.01 per share) and the exercise price of the options. These benefits would not be payable in the event of a “qualifying termination” of employment absent a change in control.

We have used substantially similar definitions for the terms “cause”, “good reason” and “change in control” in all of the employment and severance agreements with our NEOs, as follows:

•

“Cause” has generally been defined to mean an executive’s willful failure to perform his duties, his commission of a felony or other crime involving moral turpitude, unlawful drug use, or fraud, embezzlement, breach of fiduciary duty or similar misconduct.

•

“Good Reason” has generally been defined to mean our failure to continue the executive’s position, duties or authority, our material breach of our agreement with the executive, including our failure to pay or provide benefits under the agreement, or relocation of the executive outside of a 75-mile radius of his current place of employment.

•	“Change in Control” has generally been defined as:

(i)	a sale or disposition of all or substantially all of our assets;

(ii)	a transaction or series of transactions where a person or related group acquires more than 50% of the voting power of Parent’s stock, or more stock than is owned by our initial investors; or

(iii)	approval of our complete liquidation or dissolution.

Compensation Committee Interlocks and Insider Participation

Compensation decisions are made by the board of directors and Compensation Committee of Chill Holdings, Inc., our parent. Parent’s board has appointed Messrs. Henske and Ragatz, who are also members of our Board of Directors, to serve on Parent’s compensation committee. None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or members of our compensation committee.

Messrs. Henske and Ragatz are managing directors of Hellman & Friedman LLC. As of December 31, 2008, affiliates of Hellman & Friedman LLC control approximately 87% of the outstanding common stock of Chill Holdings, Inc. See “Certain Relationships and Related Party Transactions.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are a wholly owned subsidiary of Chill Holdings, Inc., which we refer to as Parent, which indirectly owns all of our issued and outstanding capital stock through its direct ownership of all of the issued and outstanding capital stock of Chill Intermediate Holdings, Inc. All of Parent’s issued and outstanding capital stock is owned by funds affiliated with Hellman & Friedman LLC, investment funds affiliated with GSO (the GSO Equity Entities), investment funds affiliated with Farallon Capital Partners, L.P. (the Farallon Equity Entities) and investment funds affiliated with AlpInvest Partners (AlpInvest), along with certain other investors that the GSO Equity Entities syndicated their investments to, which we collectively refer to as the Investors, and certain members of our management, whom we refer to as the Management Participants.

The Investors are able to control all actions by the board of directors of Parent by virtue of their being able to appoint a majority of the directors and their rights under the stockholders agreement to which they and Parent are parties. In addition, as a result of the voting and transfer provisions of the stockholders agreement, the Investors may be deemed to constitute a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934. Accordingly, each of the members of this group may be deemed to beneficially own all of the shares of Parent common stock held by the Investors and the Management Participants. Each of the Investors disclaims any beneficial ownership of shares of Parent common stock held by the other Investors and the Management participants. See “Certain Relationships and Related Party Transactions.”

All of our issued and outstanding shares of capital stock have been pledged as collateral to the lenders under our senior secured term credit facilities. If we were to default on our senior secured credit facilities, the lenders could foreclose on these shares of our common stock, which would result in a change of control.

The following table sets forth as of December 31, 2008 certain information regarding the beneficial ownership of the voting securities of Parent by each person who beneficially owns more than five percent of Parent common stock, and by the directors of us and Parent and the executive officers named in the “Summary Compensation Table” on page 51, individually, and by the directors and executive officers of us and Parent as a group.

Name of Beneficial Owner	Number of Shares	Percentage
5% Stockholders:
Funds affiliated with Hellman & Friedman LLC(1)	111,465,213	86.9
Farallon Equity Entities (2)	10,000,000	7.8
Directors and Executive Officers:
David L. Swift(3)(4)	234,599	*
Lawrence M. Blackburn(3)(5)	1,101,540	*
Ben D. Campbell(3)(6)	451,053	*
Donald R. King(3)(7)	446,153	*
William L. Topper(3)(8)	317,953	*
Charles A. Carroll(3)(9)	1,130,209	*
Philip U. Hammarskjold(1)(11)	111,465,213	86.9
Robert B. Henske(1)	111,465,213	86.9
Erik Ragatz(1)	111,465,213	86.9
Saloni K. Saraiya(1)	111,465,213	86.9
All directors and officers as a group(17 individuals)(10)	116,472,634	89.9

*	Indicates ownership of less than 1%.

(1)	Consists of 62,365,698 shares held by Hellman & Friedman Capital Partners VI, L.P. (“HFCP VI”), 32,555,251 shares held by H&F Chill Partners, L.P. (“H&F Chill”), 16,287,805 shares held by Hellman & Friedman Capital Partners VI (Parallel), L.P. (“HFCP VI (Parallel)”), 230,418 shares held by Hellman & Friedman Capital Executives VI, LP (“HFCE VI”), and 26,041 shares held by Hellman & Friedman Capital Associates VI, LP (“HFCA VI,” and together with HFCP VI, H&F Chill, HFCP VI (Parallel) HFCE VI and HFCA VI, the “H&F Entities”). Hellman & Friedman Investors VI, L.P. (“H&F VI”) is the general partner of HFCP VI, HFCP VI (Parallel), HFCE VI and HFCA VI, and the managing member of H&F Chill GP LLC, which is the general partner of H&F Chill. Hellman & Friedman LLC is the general partner of H&F VI. The investment decisions of each of the H&F Entities are made by the investment committee of Hellman & Friedman LLC, which exercises voting and dispositive power over these shares. Messrs. Hammarskjold, Henske and Ragatz are managing directors and Ms. Saraiya is a principal of H&F VI. Messrs. Hammarskjold, Henske and Ragatz and Ms. Saraiya disclaim beneficial ownership of these shares except to the extent of their individual pecuniary interest in these entities. The address for the H&F Entities, Messrs. Hammarskjold, Henske and Ragatz and Ms. Saraiya is One Maritime Plaza, 12th Floor, San Francisco, California 94111.

(2)	Consists of 3,975,000 shares held by Farallon Capital Partners, L.P., 4,950,000 held by Farallon Capital Institutional Partners, L.P., 550,000 shares held by Farallon Capital Institutional Partners II, L.P., 350,000 shares held by Farallon Capital Institutional Partners III, L.P. and 175,000 shares held by Tinicum Partners, L.P. The address for the Farallon Equity Entities is One Maritime Plaza, Suite 2100, San Francisco, California 94111.

(3)	The address of this individual is c/o Goodman Global, Inc., 5151 San Felipe, Houston, Texas, 77056.

(4)	Includes 134,698 shares subject to options that are exercisable within 60 days of December 31, 2008.

(5)	Includes 229,720 shares subject to options that are exercisable within 60 days of December 31, 2008.

(6)	Includes 77,452 shares subject to options that are exercisable within 60 days of December 31, 2008.

(7)	Includes 77,452 shares subject to options that are exercisable within 60 days of December 31, 2008.

(8)	Includes 77,452 shares subject to options that are exercisable within 60 days of December 31, 2008.

(9)	Includes 130,209 shares subject to options that are exercisable within 60 days of December 31, 2008.

(10)	Includes 1,278,010 shares subject to options that are exercisable within 60 days of December 31, 2008.

(11)	Mr. Hammarskjold will resign from our and Parent’s Boards effective immediately after the filing with the Securities and Exchange Commission of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Agreements Related to the 2008 Acquisition

Goodman Global, Inc. and Chill Acquisition, Inc., or Merger Sub, entered into several related party agreements in contemplation of the 2008 Acquisition, to which we succeeded by operation of law as a result of the 2008 Acquisition. As a part of the 2008 Acquisition, the Company paid $8.1 million to Hellman & Freidman LLC in reimbursement for third party transaction related expenses.

Merger Agreement

As a result of the merger, certain members of senior management received transaction bonuses equal to 75% of their current base salary, totaling not more than $3,202,110 in the aggregate. The transaction bonuses paid to our named executive officers are set forth in the table below. In addition, certain members of senior management were given a “rollover” incentive bonus payment equal to 100% of their current base salary, totaling not more than $4,269,480 in the aggregate. The rollover incentive bonuses paid to our named executive officers are also set forth in the table below.

	Transaction Bonus Paid Upon Consummation of the Merger	Equity Rollover Incentive Paid Upon Consummation of the Merger
Executive Officers:
Charles A. Carroll	$805,425	$1,073,900
Lawrence M. Blackburn	335,100	446,800
Ben D. Campbell	271,013	361,350
Donald R. King	244,875	326,500
William L. Topper	278,378	371,170

Stockholders Agreement

In connection with the closing of the 2008 Acquisition, Chill Holdings, Inc. (our Parent), Merger Sub, and each of the following: funds affiliated with Hellman & Friedman LLC, which we refer to as the Hellman & Friedman Investors, funds affiliated with GSO Capital Partners, which we refer to as the GSO Equity Entities, funds affiliated with Farallon Partners, which we refer to as the Farallon Equity Entities, funds affiliated with AlpInvest Partners which we refer to as AlpInvest along with certain other investors that the GSO Equity Entities syndicated their investments to (collectively, the Fund Co-Investors) (collectively, the Investors) and certain members of our management, whom we refer to as the Management Participants, entered into a stockholders agreement that generally contains the following provisions:

Board of Directors. The stockholders agreement requires that, until an initial public offering of shares of Parent’s common stock, the parties that beneficially own shares of Parent’s common stock will vote those shares to elect a board of directors of Parent comprised of the following persons:

•	the chief executive officer of Parent and

•

the remaining board members designated by the Hellman & Friedman Investors, with at least one of such designees being designated by Hellman & Friedman Capital Executives VI, L.P. for so long as it owns any share equivalents.

After an initial public offering of Parent’s common stock, the Hellman & Friedman Investors and their affiliates will have the right to nominate the number of individuals for election to the board of directors that is equal to the product of the percentage of Parent’s share equivalents held by the Hellman & Friedman Investors and their affiliates, multiplied by the number of directors then on the board, rounded up to the nearest whole number.

For as long as the Hellman & Friedman Investors are entitled to nominate an individual for election to the board of directors, Parent is required to nominate such individual for election as a director as part of the slate that is included in the proxy statement or consent solicitation relating to such election and provide the highest level of support for the election of such individual as it provides to any other individual standing for election as part of Parent’s slate.

Indemnification. We generally are required to indemnify and hold harmless each of the stockholders that is party to the stockholders agreement, together with its partners, stockholders, members, affiliates, directors, officers, fiduciaries, controlling persons, employees and agents from any losses arising out of either of the following, subject to limited exceptions:

•	the stockholder’s or its affiliate’s ownership of share equivalents or other equity securities of Parent or its ability to control or influence Parent, or

•	the business, operations, properties, assets or other rights or liabilities of Parent or any of its subsidiaries.

Participation Rights. Subject to specified exceptions, until an initial public offering, Parent may not issue securities or debt securities, a post closing issuance, without permitting each Investor the opportunity to purchase a pro rata share of the securities being issued, based on the Investor’s respective ownership of share equivalents at that time.

Transfer Provisions and Registration Rights. The stockholders agreement also contains (1) transfer restrictions applicable to the share equivalents held by Parent, the Investors and the Management Participants, (2) tag-along rights in favor of the Hellman & Friedman Investors and each eligible tag-along Investor, (3) drag-along rights in favor of the Hellman & Friedman Investors, and (4) certain registration rights (including customary indemnification) and Rule 144 sale provisions applicable to the Investors and their affiliates and the Management Participants.

Management Stockholders Agreement

The common stock and options in Parent issued to the initial Management Participants, each of whom entered into an equity contribution agreement, are subject to a management stockholders agreement, which generally contains the following provisions:

•	transfer restrictions, including rights of first refusal in favor of Parent or its designee,

•	repurchase rights in favor of Parent or its designee,

•	put rights in favor of the Management Participants,

•	piggyback registration rights in favor of the Management Participants,

•	tag-along rights in favor of the Management Participants with respect to sales by the Hellman & Friedman Investors, and

•	drag-along rights in favor of the Hellman & Friedman Investors.

Subscription Agreement

In connection with the 2008 Acquisition, Parent entered into a subscription agreement with each of the following: funds affiliated with the Hellman & Friedman Investors, GSO Equity Entities, Farallon Equity Entities, AlpInvest, and the Fund Co-Investors, each a “Subscriber,” which set forth the terms of the sale and purchase of the subscription securities. Under the subscription agreement, the Subscribers were also required to enter into the stockholders agreement, described above.

Exchange and Registration Rights Agreement

Merger Sub, prior to the 2008 Acquisition, entered into a registration rights agreement with funds affiliated with GSO Capital Partners, funds affiliated with Farallon Partners, funds affiliated with AlpInvest Partners and funds affiliated with the Fund Co-Investors (the Purchasers), pursuant to which the we were required to file a registration statement and deliver to the Purchasers the exchange notes registered hereunder, in exchange for the initial notes tendered by the Purchasers. Under the agreement, Goodman Global, Inc. and each guarantor, jointly and severally, agreed to indemnify and hold harmless each holder and controlling person against any losses, claims, damages, liabilities, costs and reasonable expenses (Losses), if any Losses are based upon any untrue statement of material fact in any registration statement, prospectus or in any amendment or supplement thereto, in any preliminary prospectus or any free-writing prospectus or “issuer information” filed or required to be filed pursuant to Rule 433(d) under the Securities Act, or any omission or alleged omission to state therein a material fact required to be stated or necessary to make the statements therein not misleading.

Indemnification of Directors and Officers

Pursuant to the closing of the 2008 Acquisition, Parent entered into indemnification agreements with Messrs. Alexander, Bikman, Blackburn, Campbell, Carroll, Clark, King, Mishler, Smith, Toppe and Topper. Parent agreed that it will indemnify each of the directors and officers of our predecessor to the fullest extent permitted by Delaware law against claims arising out of or pertaining to the fact that the person was an officer or director of our predecessor or any of our subsidiaries prior to the 2008 Acquisition or is an officer or director of us or any of our subsidiaries. The certificate of incorporation of the surviving corporation provides that we will indemnify each of our directors and officers to the fullest extent permitted by law for claims arising by reason of the fact that he or she is a director, officer or employee of us, or of any of our subsidiaries. On March 6, 2008, we entered into indemnification agreements with our directors, Messrs. Hammarskjold, Henske and Ragatz and Ms. Saraiya, with similar terms as described above.

Employment and Severance Agreements

In connection with the closing of the 2008 Acquisition, Merger Sub entered into a new employment agreement with Charles Carroll on February 13, 2008, under which Mr. Carroll would continue as the Chief Executive Officer of Goodman Global, Inc. until June 30, 2008 or, if earlier, the date on which his replacement commenced employment. Mr. Carroll retired as our President and Chief Executive Officer and our new President and Chief Executive Officer, David Swift, joined us on April 21, 2008. On February 13, 2008, Merger Sub also entered into a new employment agreement with Lawrence Blackburn pursuant to which Mr. Blackburn continues to serve as our Chief Financial Officer. In connection with the closing, Merger Sub also entered into individual severance agreements with our other executive officers. See “Executive Compensation—New Employment Agreements” and “Executive Compensation—New Severance Agreements.”

Equity Contribution Agreements

Certain members of senior management, including our named executive officers, have entered into equity contribution agreements with Parent. Pursuant to the equity contribution agreements, at the effective time of the 2008 Acquisition, each executive contributed to Parent a portion of the shares of Goodman Global, Inc. common stock he then held in exchange for shares of Parent common stock having an equivalent value based on the price per share our current controlling shareholders paid for their shares of Parent common stock. To the extent that an executive did not hold a sufficient number of shares of Goodman Global, Inc. common stock at the effective time of the 2008 Acquisition to contribute the specific value described in his equity contribution agreement, he contributed a sufficient number of vested options to purchase shares of Goodman Global, Inc. common stock in exchange for vested options for Parent stock so that the total value of the shares of Goodman Global, Inc. common stock and vested options to purchase shares of Goodman Global, Inc. common stock contributed to Parent was equal to the value the executive agreed to contribute in his equity contribution agreement. These options were contributed pursuant to the terms of option rollover agreements dated as of February 13, 2008. The aggregate value of Goodman (predecessor) stock contributed for common stock of Chill Holdings, Inc. by all members of senior management, including our named executive officers pursuant to the equity contribution agreements, was $36.1 million. See “Executive Compensation—Compensation Discussion and Analysis—Equity Contribution and Share Subscription Agreements.”

In addition, Messrs. Blackburn, Clark, Mishler, Smith and Toppe entered into option rollover agreements to “roll” options over Goodman Global, Inc. common stock in exchange for new Parent options to purchase shares of Parent equity, at an exercise price per share calculated on the basis of a ratio of the price paid for each share of Goodman Global, Inc. common stock in the 2008 Acquisition over the price per share of Parent common stock paid by our current controlling stockholders. Although the intrinsic value of the shares rolled varied for each executive, the terms of these option rollover agreements are identical to the terms summarized at “Executive Compensation—Compensation Discussion and Analysis—Equity Contribution and Share Subscription Agreements.” Each member of senior management who contributed his existing equity for new equity in Parent or invested in additional equity in Parent was required to become a party to a management stockholders’ agreement, the terms of which are summarized above under “Management Stockholders Agreement.”

Agreements with our New President and Chief Executive Officer

Employment Agreement

Mr. Swift entered into an employment agreement with us (the Employment Agreement), effective as of April 21, 2008, pursuant to which Mr. Swift commenced serving as our and our Parent’s President and Chief Executive Officer, and as a member of our and our Parent’s Board of Directors. See “Executive Compensation—New Employment Agreements.”

Indemnification Agreement

Mr. Swift also entered into an Indemnification Agreement with us on substantially the same terms as those of the Indemnification Agreements between our Parent and the directors and officers described above. The Indemnification Agreement by and between Goodman and Mr. Swift does not supersede, limit or alter any of the rights and obligations of either party as set forth in the Employment Agreement and any equity agreements between our Parent and Mr. Swift.

Joinder to the Management Stockholders Agreement

Mr. Swift and Goodman each executed a joinder (the Joinder), to the Management Stockholders Agreement, described above under the heading “Management Stockholders Agreement.” Pursuant to the Joinder, Mr. Swift will share the same rights and obligations as the Initial Management Investors, as defined in the Management Stockholders Agreement.

Changes to our and Parent’s Boards of Directors

Mr. Carroll informed our and Parent’s Boards of his intention to resign as Chairman of our and Parent’s Boards and to remain as a director on both Boards. Both Boards accepted his resignation as Chairman effective immediately after the filing of this annual report on Form 10-K with the SEC. In connection with this change, we, Parent and Mr. Carroll entered into a letter agreement, dated March 13, 2009, which will be effective immediately after filing of this annual report on Form 10-K with the SEC, confirming that this change will not constitute termination of Mr. Carroll’s employment or result in the termination of Mr. Carroll’s option agreement with us, as he will continue to offer valuable service to us and our Parent as one of our and Parent’s directors and as a non-executive employee.

On March 13, 2009, Mr. Hammarskjold submitted to our and Parent’s Boards a letter of resignation from our and Parent’s Boards, which will be effective immediately after filing of this 10-K with the SEC. In connection with these changes, our and Parent’s Boards appointed Mr. Ragatz as Chairman of our and Parent’s Board, which will be effective immediately after filing of this annual report on Form 10-K with the SEC.

Policies and Procedures for Review and Approval of Related Party Transactions

We currently have certain policies and procedures to address transactions with related persons, including any executive officer, director, nominee for election as a director, greater than 5% holder of our common stock, or immediate family member of any of the foregoing. Our Board of Directors has adopted a policy that all transactions with related persons are subject to approval or ratification by the Audit Committee (other than certain transactions exempted under our certification of incorporation).

In determining whether to approve or ratify an interested transaction, the Audit Committee may take into account, among other factors that it deems appropriate, whether the interested transaction is on terms no less favorable to us than could be obtained from an unaffiliated third party under the same or similar circumstances, as well as the extent of the related person’s interest in the transaction. If an interested transaction is ongoing, the Audit Committee may establish guidelines for our management to monitor the Company’s ongoing dealings with the related person. Thereafter, the Audit Committee will assess such ongoing relationships on an annual basis.

The Board of Directors has delegated to the Chairman of the Audit Committee the authority to pre-approve or ratify (as applicable) any interested transaction in which the amount involved is expected to be less than $250,000. In addition, the following transactions are deemed to be pre-approved by the Audit Committee for purposes of our related-person policies and procedures, even if the amount involved exceeds $100,000: (1) employment of executive officers and related compensation, (2) director compensation, (3) transactions with another company if the related person is an employee (other than an executive officer) of that company and the aggregate amount involved does not exceed $1 million or 2 percent of that company’s revenues, and (4) transactions in which the related person’s interest arises solely from ownership of our common stock and all holders of our common stock receive the same benefit on a pro rata basis.

Director Independence

None of the members of our board of directors, audit committee or compensation committee is “independent.” Our board of directors is not comprised of a majority of independent directors, and its committees are not comprised solely of independent directors, because we are a privately-held company and not subject to applicable listing standards. The terms of the stockholders agreement described above require that certain members of our board of directors be comprised of persons affiliated with our company.

ITEM 14.	Principal Accountant Fees and Services

The following summarized the fees billed to us and our subsidiaries by Ernst & Young LLP for professional services rendered in 2008 and 2007.

	Year ended December 31,
	2008		2007
Fee Category	Amount	Percent	Amount	Percent
Audit Fees	$880,250	92.0%	$1,573,500	95.4%
Audit-Related Fees	64,000	6.7	63,500	3.9
Tax Fees	12,000	1.3	12,000	0.7
All Other Fees	—	—	—	—

Total Fees	$956,250	100%	$1,649,000	100%

Fees for audit services include fees associated with the annual audit, our annual report on Form 10-K and the reviews of our quarterly reports on Form 10-Q, services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements and services that generally only the independent auditors can provide. Audit-related fees include reviews of SEC comment letters and debt offerings. All other fees include due diligence in connection with acquisitions and accounting consultations. Tax fees include tax compliance and limited consulting services.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

All audit and permissible non-audit services provided by the independent auditors are pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:
		Report of independent registered public accounting firm	71
		Consolidated balance sheets at December 31, 2008 and 2007	72

		For the period February 14 to December 31, 2008, the period January 1 to February 13, 2008 and for each of the years ended December 31, 2007 and 2006:
		Consolidated income statements	73
		Consolidated statements of stockholders’ equity and comprehensive income	74
		Consolidated statements of cash flows	75
		Notes to consolidated financial statements	76

	2.	Financial statement schedules

		Valuation and Qualifying Accounts disclosures have been incorporated in the Notes to consolidated financial statements.

	3.	Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated November 18, 2004, by and among Goodman Global Holdings, Inc., Frio Holdings, Inc. and Frio, Inc. (incorporated by reference to Exhibit 2.1 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

2.2	Agreement and Plan of Merger, dated as of October 21, 2007, by and among Chill Holdings, Inc., Chill Acquisition, Inc. and Goodman Global, Inc. (incorporated by reference to Exhibit 2.1 on Goodman Global, Inc.’s Form 8-K, filed with the SEC on October 25, 2007).

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 3, 2008, by and among Chill Holdings, Inc., Chill Acquisition, Inc. and Goodman Global, Inc. (incorporated by reference to Exhibit 2.1 on Goodman Global, Inc.’s
Form 8-K, filed with the SEC on January 4, 2008).

3.1†	Amended and Restated Certificate of Incorporation of Goodman Global, Inc..

3.2	Amended and Restated Bylaws of Goodman Global, Inc. (incorporated by reference to Exhibit 3.7 on Goodman Global, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on May 30, 2008).

4.1	Indenture, dated as of February 13, 2008, by and between Chill Acquisition, Inc., to be merged with and into Goodman Global, Inc., and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

4.2	Guarantor Supplemental Indenture, dated as of February 13, 2008, among the Guaranteeing Subsidiaries of Goodman Global, Inc., as identified therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

4.3	Form of Exchange Note (incorporated by reference to Exhibit 4.3 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

4.4	Form of 13.50%/14.00% Note (incorporated by reference to Exhibit 4.4 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

4.5	Exchange and Registration Rights Agreement, dated February 13, 2008, by and among Chill Acquisition, Inc., GSO Domestic Capital Funding LLC, GSO COF Facility LLC, GSO Origination Funding Partners LP, Farallon Funding, L.L.C., AlpInvest Partners Mezzanine 2007 C.V., KKR Financial Holdings III, LLC and CMP II Initial Holdings, L.L.C. (incorporated by reference to Exhibit 4.5 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

4.6	Joinder and Assumption Agreement, dated February 13, 2008, among Goodman Global, Inc., the Initial Guarantors listed therein, GSO Domestic Capital Funding LLC, GSO COF Facility LLC, GSO Origination Funding Partners LP, Farallon Funding, L.L.C., AlpInvest Partners Mezzanine 2007 C.V., KKR Financial Holdings III, LLC and CMP II Initial Holdings, L.L.C. (incorporated by reference to Exhibit 4.6 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.1	$800,000,000 Credit Agreement, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., Chill Acquisition Inc., which merged with and into Goodman Global, Inc., and Barclays Capital, the investment banking division of Barclays Bank Plc and Calyon New York Branch, as Joint Lead Arrangers, and Barclays Capital, the investment banking division of Barclays Bank Plc, Calyon New York Branch and General Electric Capital Corporation, as joint bookrunners, and General Electric Capital Corporation, as the Administrative and Collateral Agent (incorporated by reference to Exhibit 10.1 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.2	Revolving Credit Agreement, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., Chill Acquisition Inc., which merged with and into Goodman Global, Inc., and Barclays Capital, the investment banking division of Barclays Bank Plc and General Electric Capital Corporation, as Joint Lead Arrangers, Barclays Capital, the investment banking division of Barclays Bank Plc, Calyon New York Branch and General Electric Capital Corporation, as joint bookrunners, General Electric Capital Corporation, as the Administrative, Collateral Agent, Swingline Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.3	Intercreditor Agreement, dated February 13, 2008, between General Electric Capital Corporation, as collateral agent for the Term Loan Secured Parties and the Revolving Secured Parties referred to therein and acknowledged by Chill Holdings, Inc., Chill Acquisition, Inc., which merged with and into Goodman Global, Inc. and certain subsidiaries of Goodman Global, Inc. (incorporated by reference to Exhibit 10.3 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.4	Term Loan Security Agreement, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., each of the Subsidiary Guarantors listed therein of Chill Acquisition, Inc., which merged with and into Goodman Global, Inc. and General Electric Capital Corporation, as collateral agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.4 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.5	Revolving Security Agreement, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., each of the Subsidiary Guarantors listed therein of Chill Acquisition, Inc., which merged with and into Goodman Global, Inc. and General Electric Capital Corporation, as collateral agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.5 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.6	Term Loan Guarantee, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., each of the Subsidiary Guarantors listed therein of Chill Acquisition, Inc., which merged with and into Goodman Global, Inc. and General Electric Capital Corporation, as collateral agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.6 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.7	Revolving Guarantee, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., each of the Subsidiary Guarantors listed therein of Chill Acquisition, Inc., which merged with and into Goodman Global, Inc. and General Electric Capital Corporation, as collateral agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.7 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.8	Term Loan Pledge Agreement, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., each of the Subsidiary Guarantors listed therein of Chill Acquisition, Inc., which merged with and into Goodman Global, Inc. and General Electric Capital Corporation, as collateral agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.8 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.9	Revolving Pledge Agreement, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., each of the Subsidiary Guarantors listed therein of Chill Acquisition, Inc., which merged with and into Goodman Global, Inc. and General Electric Capital Corporation, as collateral agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.9 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.10*	Chill Holdings, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 on Goodman Global, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on May 30, 2008).

10.11*†	Amended and Restated Chill Holdings, Inc. 2008 Annual Incentive Compensation Plan and form of award agreement thereunder.

10.12*	Employment Agreement, dated February 13, 2008, between Chill Acquisition, Inc. and Charles A. Carroll (incorporated by reference to Exhibit 10.12 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.13*	Employment Agreement, dated February 13, 2008, between Chill Acquisition, Inc. and Lawrence M. Blackburn (incorporated by reference to Exhibit 10.13 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.14	Stockholders Agreement, dated February 13, 2008 by and among Chill Holdings, Inc., Chill Acquisition, Inc., Hellman & Friedman Capital Partners VI, L.P., Hellman & Friedman Capital Partners VI (Parallel), L.P., Hellman & Friedman Capital Associates VI, L.P., Hellman & Friedman Capital Executive VI, L.P., H&F Chill Partners, L.P., GSO Special Situations Fund LP, GSO Origination Funding Partners LP, GSO COF Facility LLC, Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Tinicum Partners, L.P., AlpInvest Partners Mezzanine 2007 C.V. and CMP II Initial Holdings, L.L.C. (incorporated by reference to Exhibit 10.14 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.15*	Management Stockholders Agreement, dated February 13, 2008 by and among Chill Holdings, Inc., Chill Acquisition, Inc., Hellman & Friedman Capital Partners VI, L.P., Hellman & Friedman Capital Partners VI (Parallel), L.P., Hellman & Friedman Capital Associates VI, L.P., Hellman & Friedman Capital Executives VI, L.P., and H&F Chill Partners, L.P. and each of the Management Stockholder identified therein (incorporated by reference to Exhibit 10.15 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.16	Lease Agreement, dated December 1, 1994, between the Daniel Childrens 1991 Trust, the Lucy Hughes Abell 1991 Trust, the Sam Houston Abell 1991 Trust, the JBG Childrens 1991 Trust, the Hutton Gregory Goodman 1990 Trust, the Hannah Jane Goodman 1990 Trust, the Mary Jane Goodman 1990 Trust and the Harold Viterbo Goodman, II 1990 Trust and Goodman Manufacturing Company, L.P. (incorporated by reference to Exhibit 10.35 on Goodman Global, Inc.’s Amendment No. 1 to Form S-1, filed with the SEC on March 13, 2006, File No. 333-131597)

10.17*	Charles A. Carroll Form of Option Agreement (incorporated by reference to Exhibit 10.17 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.18*	Form of Equity Contribution Agreement (incorporated by reference to Exhibit 10.18 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.19*	Form of Option Roll Over Agreement (incorporated by reference to Exhibit 10.19 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.20*	Form of Severance Agreement (incorporated by reference to Exhibit 10.20 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.21*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.22*	Form of Time-Vested Option Agreement (incorporated by reference to Exhibit 10.22 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.23*†	Form of Performance-Vested Option Agreement, as amended.

10.24*	Employment Agreement, dated April 17, 2008 between Goodman Global, Inc. and David L. Swift (incorporated by reference to Exhibit 10.24 on Goodman Global, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on May 30, 2008).

10.25*	Amendment Number One to Employment Agreement dated February 13, 2008 between Chill Acquisition, Inc. and Charles A. Carroll (incorporated by reference to Exhibit 10.25 on Goodman Global, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on May 30, 2008).

10.26†*	Letter Agreement between Goodman Global, Inc., Chill Holdings, Inc. and Charles A. Carroll dated March 13, 2009

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

31.1†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOODMAN GLOBAL, INC.

Date: March 13, 2009	By:	/s/ Lawrence M. Blackburn
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David L. Swift David L. Swift	President, Chief Executive Officer and Director	March 13, 2009

/s/ Lawrence M. Blackburn Lawrence M. Blackburn	Executive Vice President, Chief Financial Officer and Director	March 13, 2009

/s/ Mark M. Dolan Mark M. Dolan	Vice President, Corporate Controller and Treasurer	March 13, 2009

/s/ Charles A. Carroll Charles A. Carroll	Chairman of the Board of Directors	March 13, 2009

/s/ Philip U. Hammarskjold Philip U. Hammarskjold	Director	March 13, 2009

/s/ Robert B. Henske Robert B. Henske	Director	March 13, 2009

/s/ Erik Ragatz Erik Ragatz	Director	March 13, 2009

/s/ Saloni K. Saraiya Saloni K. Saraiya	Director	March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Goodman Global, Inc.

We have audited the accompanying consolidated balance sheets of Goodman Global, Inc. as of December 31, 2008 and 2007 (Predecessor), and the related consolidated statements of income, shareholders’ equity, and cash flows for the period February 14, 2008 to December 31, 2008, the period January 1, 2008 to February 13, 2008 and the two years ended December 31, 2007 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodman Global, Inc. at December 31, 2008 and 2007 (Predecessor), and the consolidated results of its operations and its cash flows for the period January 1, 2008 to February 13, 2008, the period February 14, 2008 to December 31, 2008 and the two years ended December 31, 2007 (Predecessor) in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 2 and 7 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

/s/    Ernst & Young LLP

Houston, Texas

March 12, 2009

Goodman Global, Inc.

Consolidated balance sheets

	Successor	Predecessor
	December 31,
	2008	2007
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$144,118	$18,955
Restricted cash	2,700	2,600
Accounts receivable, net of allowance for doubtful accounts ($3.9 million at December 31, 2008; $7.0 million at December 31, 2007)	206,821	217,035
Inventories	223,330	277,723
Deferred tax assets	63,714	41,062
Other current assets	19,300	18,246

Total current assets	659,983	575,621
Property, plant, and equipment, net	177,693	159,395
Goodwill	1,399,536	391,287
Identifiable intangibles	802,265	398,707
Deferred tax assets	—	28,059
Deferred financing costs	36,268	14,548

Total assets	$3,075,745	$1,567,617

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$59,664	$104,438
Accrued warranty	37,683	39,669
Other accrued expenses	126,393	92,040
Current portion of long-term debt	—	3,500

Total current liabilities	223,740	239,647
Long-term debt, less current portion	1,347,526	651,925
Deferred tax liabilities	165,349	—
Other long-term liabilities	76,833	53,939
Common stock, par value $.01, 1,000 shares authorized, 10 shares issued and outstanding as of December 31, 2008	—	—
Common stock, par value $.01, 275,000,000 shares authorized, 68,938,590 issued and outstanding as of December 31, 2007	—	689
Accumulated other comprehensive income (loss)	(52,069)	337
Additional paid-in capital	1,288,070	466,056
Retained earnings	26,296	155,024

Total shareholders’ equity	1,262,297	622,106

Total liabilities and shareholders’ equity	$3,075,745	$1,567,617

The accompanying notes are an integral part of the consolidated financial statements.

Goodman Global, Inc.

Consolidated statements of income

	Successor	Predecessor
	February 14 to December 31, 2008	January 1 to February 13, 2008	For the years ended December 31,
			2007	2006
		(in thousands)
Sales, net	$1,730,229	$147,137	$1,935,690	$1,794,753
Costs and expenses:
Cost of goods sold	1,319,113	115,714	1,462,776	1,374,774
Selling, general, and administrative expenses	187,144	22,677	210,613	205,894
Acquisition-related expenses	—	42,939	—	—
Depreciation expense	27,178	2,791	26,254	23,776
Amortization expense	17,735	1,044	8,865	8,865

Operating profit (loss)	179,059	(38,028)	227,182	181,444
Interest expense	135,616	56,176	68,378	77,825
Other (income) expense, net	1,554	(347)	(2,752)	5,264

Earnings (losses) before taxes	41,889	(93,857)	161,556	98,355
Provision for (benefit from) income taxes	15,593	(27,815)	60,177	34,188

Net income (loss) before preferred stock dividends	26,296	(66,042)	101,379	64,167
Less: Preferred stock dividends	—	—	—	6,622

Net income (loss)	$26,296	$(66,042)	$101,379	$57,545

The accompanying notes are an integral part of the consolidated financial statements.

Goodman Global, Inc.

Consolidated statements of shareholders’ equity

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total
	Shares	Amount	Capital	(Deficit)
	(in thousands)
Predecessor
Balance at December 31, 2005	47,972	$480	$108,073	$(2,826)		$2,088	$107,815
Net income	—	—	—	64,167		—	64,167
Change in fair value of derivatives, net of tax	—	—	—	—		661	661
Foreign currency translation	—	—	—	—		797	797
Defined benefit plans:
Prior service costs, net of tax	—	—	—	—		(549)	(549)
Net loss arising during the period, net of tax	—	—	—	—		90	90

Comprehensive income	—	—	—	—		—	65,166
Preferred stock dividend	—	—	—	(6,622)		—	(6,622)
Common stock issued	20,931	209	351,961	—		—	352,170
Stock-based compensation expense	—	—	2,556	—		—	2,556

Balance at December 31, 2006	68,903	689	462,590	54,719		3,087	521,085
Net income	—	—	—	101,379		—	101,379
Change in fair value of derivatives, net of tax	—	—	—	—		(5,339)	(5,339)
Foreign currency translation	—	—	—	—		2,228	2,228
Defined benefit plans:
Prior service costs, net of tax	—	—	—	—		314	314
Net loss arising during the period, net of tax	—	—	—	—		47	47

Comprehensive income	—	—	—	—		—	98,629
Common stock issued	36	—	307	—		—	307
Stock-based compensation expense	—	—	3,159	—		—	3,159
Cumulative effect of FIN 48 adoption	—	—	—	(1,074)		—	(1,074)

Balance at December 31, 2007	68,939	689	466,056	155,024		337	622,106
Net loss	—	—	—	(66,042)		—	(66,042)
Change in fair value of derivatives, net of tax	—	—	—	—		9,099	9,099
Foreign currency translation	—	—	—	—		(41)	(41)

Comprehensive loss	—	—	—	—		—	(56,984)
Accrued stock options	—	—	31,510	—		—	31,510

Balance at February 13, 2008	68,939	$689	$497,566	$88,982		$9,395	$596,632

Successor
Balance at February 14, 2008	—	$—	$—	$—	$		$—
Net income	—	—	—	26,296		—	26,296
Change in fair value of derivatives, net of tax	—	—	—	—		(41,736)	(41,736)
Foreign currency translation	—	—	—	—		(5,482)	(5,482)
Defined benefit plans:
Prior service costs, net of tax	—	—	—	—		(4,851)	(4,851)

Comprehensive loss	—	—	—	—		—	(25,773)
Equity contribution	—	—	1,278,247	—		—	1,278,247
Accrued stock options	—	—	5,810	—		—	5,810
Issuance of stock	—	—	4,013	—		—	4,013

Balance at December 31, 2008	—	$—	$1,288,070	$26,296		$(52,069)	$1,262,297

The accompanying notes are an integral part of the consolidated financial statements.

Goodman Global, Inc.

Consolidated statements of cash flows

	Successor	Predecessor
	February 14 to December 31, 2008	January 1 to February 13, 2008	December 31, 2007	December 31, 2006
		(In thousands)
Operating activities
Net income (loss)	$26,296	$(66,042)	$101,379	$64,167
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	27,178	2,791	26,254	23,776
Amortization	17,735	1,044	8,865	8,865
Allowance for bad debt	6,279	507	5,699	4,322
Deferred tax provision	(8,502)	9,212	6,150	15,992
Gain on disposal of assets	(448)	(42)	(1,999)	(15)
Amortization of inventory step-up in basis	47,991	—	—	—
Compensation expense related to stock options	4,574	6,240	3,363	2,696
Amortization of deferred financing costs	9,470	14,548	7,757	8,113
Amortization of original issue discount	7,526	—	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(9,551)	12,579	(22,648)	15,715
Inventories	77,502	(36,053)	68,336	(42,764)
Other assets	29,768	(67,820)	3,803	(13,125)
Accounts payable and accrued expenses	(51,758)	80,347	(2,742)	(34,018)

Net cash provided by (used in) operating activities	184,059	(42,689)	204,217	53,724
Investing activities
Purchases of property, plant, and equipment	(18,203)	(3,409)	(26,416)	(39,383)
Proceeds from the sale of property, plant, and equipment	1,264	1	12,235	40
Changes in restricted cash	—	(100)	—	—
Acquisition, net of assumed debt	(1,946,622)	—	—	—

Net cash used in investing activities	(1,963,561)	(3,508)	(14,181)	(39,343)
Financing activities
Proceeds from long-term debt, net of original issue discount	1,373,000	—	—	—
Repayments of successor long-term debt	(28,000)
Repayments of predecessor long-term debt	(655,425)	—	(182,625)	(123,325)
Borrowings under revolving credit agreement during the year	100,000	11,500	—	—
Payments under revolving credit agreement during the year	(105,000)
Equity contribution	1,278,247	—	—	—
Equity issuance costs	(8,142)	(99)	—	—
Issuance of stock	4,013	—	—	—
Deferred finance costs	(45,738)	—	—	—
Exercise of options	—	—	204	14
Excess tax benefit from exercise of options	1,236	25,270	—	—
Other transaction costs	—	—	(229)	—
Proceeds from initial public offering	—	—	—	354,491
Redemption of preferred stock and accrued dividends	—	—	—	(255,234)
Initial public offering transaction costs	—	—	—	(2,537)

Net cash provided by (used in) financing activities	1,914,191	36,671	(182,650)	(26,591)

Net increase (decrease) in cash	134,689	(9,526)	7,386	(12,210)
Cash at beginning of period	9,429	18,955	11,569	23,779

Cash at end of period	$144,118	$9,429	$18,955	$11,569

Supplementary disclosures of cash flow information:
Cash paid for interest	$118,681	$43,547	$64,337	$70,407

Cash paid for income taxes, net of refunds received	$32,255	$402	$48,950	$40,439

Non-cash item: Accrual for purchases of property, plant and equipment	$354	$425	$1,600	$6,546

The accompanying notes are an integral part of the consolidated financial statements.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

Goodman Global, Inc. (Company), through its subsidiaries, is the second-largest U.S. manufacturer of heating, ventilation and air-conditioning (HVAC) products for residential and light commercial uses based on unit sales. The Company’s activities include engineering, manufacturing, and marketing of an extensive line of heating, air-conditioning and related products in the United States and in certain international markets. Branded products manufactured and marketed by the Company include primarily Goodman®, Amana®, and Quietflex®. The Company sells its products to various types of customers, including distributors, installing dealers, national accounts and original equipment manufacturers with no single customer accounting for more than 10% of consolidated 2008 net revenues. Approximately 5% of the 2008 consolidated revenues were derived from external customers outside the United States. Although there is demand for the Company’s products throughout the year, in each of the past three years approximately 57% to 60% of total sales occurred in the second and third quarters of the fiscal year.

The Company follows Statement of Financial Accounting Standards (SFAS), Disclosures about Segments of an Enterprise and Related Information (SFAS 131). As the Company’s consolidated financial information is reviewed by the chief decision makers, and the business is managed under one operating and marketing strategy, the Company operates under one reportable segment. Approximately 1% of the Company’s assets are located outside the United States.

Basis of presentation

On April 11, 2006, the Company completed an initial public offering of the Company’s common stock. The Company offered 20.9 million shares and selling shareholders sold an additional 6.1 million shares, which included 3.5 million shares sold by selling shareholders pursuant to the exercise of the underwriters’ over-allotment option. Before expenses, the Company received proceeds of approximately $354.5 million. These proceeds were used to redeem all of the Company’s outstanding Series A Preferred Stock including associated accrued dividends, to satisfy a $16.0 million fee resulting from the termination of the Company’s management agreement with Apollo Management, L.P., or “Apollo”, and to redeem $70.7 million of the Company’s subsidiary’s floating rate notes.

In order to capitalize on the long-term growth prospects of the business, on October 21, 2007, Chill Holdings, Inc. (Parent), Chill Acquisition, Inc., a subsidiary of Parent (Merger Sub), and the Company entered into an agreement and plan of merger (Merger Agreement) pursuant to which Merger Sub merged with and into the Company on February 13, 2008 (2008 Acquisition). Merger Sub was incorporated on October 15, 2007 for the purpose of acquiring the Company and did not have any operations prior to February 13, 2008 other than in connection with the 2008 Acquisition. Parent is controlled by investment funds affiliated with Hellman & Friedman LLC, and other stockholders include investment funds affiliated with GSO Capital Partners L.P., Farallon Capital Partners L.P. and AlpInvest Partners N.V., along with certain other investors that GSO syndicated their investments to, as well as certain members of the Company’s management. The 2008 Acquisition was financed through these entities contributing a total of $1,278.2 million to Parent in connection with the 2008 Acquisition along with the net proceeds of a private placement of $500.0 million aggregate principal amount of 13.50%/14.00% senior subordinated notes due 2016 (wholly and unconditionally guaranteed by each subsidiary guarantor), $800.0 million borrowed under the term loan credit agreement, and $105.0 million borrowed under the revolving credit agreement, totaling $1,373.0 million.

On February 13, 2008, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the 2008 Acquisition was converted into the right to receive $25.60 in cash. In addition, all outstanding options to acquire the Company’s common stock issued pursuant to the Company’s equity plans, whether or not vested, became fully vested as of the time immediately prior to the 2008 Acquisition and were cancelled and converted into cash payments (other than in the case of certain options held by members of the Company’s senior management who exchanged a portion of their vested options for new vested options in Parent).

The financial statements for the period February 14 to December 31, 2008 have been presented to reflect the Company subsequent to the 2008 Acquisition (Successor). The financial statements for the period January 1 to February 13, 2008, and the years ended December 31, 2007 and 2006 have been presented to reflect the Company prior to the 2008 Acquisition (Predecessor).

2.	Significant accounting policies

Restricted cash and cash equivalents

Cash equivalents represent short-term investments, primarily money market funds and treasury bills, with an original maturity of three months or less. At December 31, 2008 and 2007, the restricted cash pertains to the Company’s extended warranty program and is invested in treasury bills.

Inventories

Inventory costs include material, labor, depreciation, logistics, and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

As of the 2008 Acquisition, the Company’s inventory was increased by $48.0 million to reflect fair market value. As of December 31, 2008, this fair market value adjustment has been effectively reversed as the related inventory was sold and replaced by manufactured inventory valued at cost. The impact to the Company’s statement of income was an increase to its cost of goods sold of $48.0 million during the period February 14 to December 31, 2008.

A rollforward of inventory reserves consists of the following (in thousands):

	Successor	Predecessor
	February 14 to December 31, 2008	January 1 to February 13, 2008	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006
At the beginning of the period	$4,802	$4,735	$4,568	$1,785
Current-period accruals	1,208	164	3,261	7,680
Current-period uses	(1,691)	(97)	(3,094)	(4,897)

At the end of the period	$4,319	$4,802	$4,735	$4,568

Property, plant, and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Buildings and building improvements are depreciated using the straight-line method over the assets’ remaining useful lives of the assets, which is 10 to 39 years. Equipment is depreciated on a straight-line basis over the assets’ remaining useful lives, which is 3 to 10 years.

Interest attributable to construction in progress assets is capitalized. For the twelve months ended December 31, 2008, 2007 and 2006, the Company capitalized $0.2 million, $0.4 million and $1.3 million in interest, respectively.

Impairment of long-lived assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets (SFAS 144). The statement sets forth the accounting for impairment of long-lived assets other than goodwill and indefinite-lived intangibles. The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on a quoted market price or the fair value based on various valuation techniques. There have been no impairments recorded in the three years ended December 31, 2008.

Deferred financing costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the period the related debt is anticipated to be outstanding. As a result of the 2008 Acquisition and the related extinguishment of Predecessor’s outstanding debt, Predecessor recognized an additional charge of $14.2 million in the period ended February 13, 2008 related to the write off of the remaining deferred financing costs. In connection with the 2008 Acquisition and new debt structure, the Company incurred deferred financing costs of $45.7 million in the period February 14 to December 31, 2008, of which $36.3 million was unamortized at December 31, 2008.

Identifiable intangible assets

The values assigned to amortizable intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount would be charged to amortization expense. Future operating results and residual values could therefore reasonably differ from the Company’s current estimates and could require a provision for impairment in a future period. Indefinite lived intangible assets are reviewed in accordance with SFAS No. 142, Goodwill and Other Intangibles (SFAS 142) by comparison of the fair market value with its carrying amount. The Company performed its annual test as of October 1, 2008 and determined that no impairment exists. As of December 31, 2008, there were no indicators noted that would require the Company to re-evaluate its annual impairment test.

The values assigned to the Company’s identifiable intangible assets were determined using the income approach, whereby the fair value of an asset is based on the present value of its estimated future economic benefits. This approach was considered appropriate, as the inherent value of these intangible assets is their ability to generate current and future cash flows. The key assumption in using this approach is the identification of the revenue streams attributable to these assets based on budgeted future revenues. Amounts allocated to the identifiable intangibles are amortized on a straight-line basis over their estimated useful lives, with no residual value, as follows:

Customer Relationships	40 years
Trade Names—Amana	15 years
Trade Names—Other	Indefinite
Technology	10 years

Identifiable intangible assets as of December 31, 2008 consist of the following (in thousands):

	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$535,000	$(11,836)	$523,164
Trade names—Amana	40,000	(2,360)	37,640
Technology	40,000	(3,539)	36,461

Total intangible assets subject to amortization	615,000	(17,735)	597,265
Total indefinite-lived trade names	205,000	—	205,000

Total identifiable intangible assets	$820,000	$(17,735)	$802,265

The amortization related to the amortizable intangibles assets for Successor in the aggregate will be approximately $20.0 million per year over the next five years.

Predecessor identifiable intangible assets as of December 31, 2007 consist of the following (in thousands):

	Gross	Accumulated amortization & impairment	2007 net
Intangible assets subject to amortization:
Customer relationships	$291,560	$22,046	$269,514
Technology	15,760	4,767	10,993
Contracts	11,033	11,033	—

Total intangible assets subject to amortization	318,353	37,846	280,507
Total indefinite-lived trade names	118,200	—	118,200

Total identifiable intangible assets	$436,553	$37,846	$398,707

Goodwill

Goodwill is the excess of the cost of an acquired company over the amounts assigned to assets acquired and liabilities assumed. Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and other indefinite-lived intangibles are not amortized, but are tested for impairment annually or more frequently if an event occurs or circumstances change that would indicate the carrying amount could be impaired. Impairment testing for goodwill is done at the reporting unit level, which the Company has concluded is on a consolidated basis as the Company has only one operating segment. An impairment charge generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair market value of the reporting unit. The Company estimates fair value using standard business valuation techniques such as discounted cash flows, industry participant information and reference to comparable business transactions. The discounted cash flow fair value estimates are based on the Company’s projected future cash flows and the estimated weighted-average cost of capital of market participants. Management assumptions about expected future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital. The Company performed its annual test as of October 1, 2008 and determined that no impairment exists. As of December 31, 2008, there were no indicators noted that would require the Company to re-evaluate its annual impairment test. However, if these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

Fair value of financial instruments

Financial instruments include cash equivalents, accounts receivable, accounts payable, revolving loans payable, long-term debt, and commodity swap agreements. Management believes the fair value of cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The fair value of revolving loans payable and long-term debt is estimated based on anticipated interest rates that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors and arms length trades for debt securities, which are traded. The fair value of long-term debt is estimated to approximate the carrying amount at December 31, 2008. Commodity swaps are recorded at fair value.

Revenue recognition

Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, sale price is fixed and determinable and collectability is reasonably assured. Revenues are recorded net of rebates to certain distributors, dealers and builders. These rebates relate to several programs and are designed to stimulate sales of the Company’s products. Provisions are made for warranties at the time revenues are recognized. Costs associated with shipping and handling of the Company’s products is included in costs of goods sold.

The Company consigns certain products to many of its independent distributors. Product inventories shipped on consignment terms are maintained under a consignment arrangement on the premises of independent distributors.

Revenues and cost of sales are recognized at the time consigned inventory is sold by the independent distributor to a third party.

Trade and other receivables

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The customer’s financial position is periodically reviewed and no collateral is required. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. The Company does not have significant credit risk concentrations and historically has not experienced significant losses related to its receivables.

A rollforward of receivable reserves consists of the following (in thousands):

	Successor	Predecessor
	February 14 to December 31, 2008	January 1 to February 13, 2008	Year ended December 31, 2007	Year ended December 31, 2006
At the beginning of the period	$6,014	$7,032	$7,258	$7,795
Current-period accruals	6,279	507	5,699	4,322
Current-period uses	(8,393)	(1,525)	(5,925)	(4,859)

At the end of the period	$3,900	$6,014	$7,032	$7,258

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

	Successor	Predecessor
	February 14 to December 31, 2008	January 1 to February 13, 2008	Year ended December 31, 2007	Year ended December 31, 2006
At the beginning of the period	$38,567	$39,669	$41,773	$37,685
Current-period accruals	42,059	3,542	40,801	35,192
Current-period uses	(42,943)	(4,644)	(42,905)	(31,104)

At the end of the period	$37,683	$38,567	$39,669	$41,773

Accrued self insurance reserves

The Company is self-insured up to certain stop-loss amounts for workers’ compensation, product liability, general liability, auto liability, group health and physical damage. The expense and liabilities are determined based on historical company claims information, as well as industry factors and trends in the level of such claims and payments. The Company’s self-insurance reserves, calculated on an undiscounted basis, as of December 31, 2008 and 2007, represent the best estimate of the future payments to be made on incurred claims reported and unreported. Based on historical payment patterns, the Company expects payments of undiscounted ultimate losses related to workers’ compensation as of December 31, 2008 to be made as follows (in thousands):

2009	$3,993
2010	1,165
2011	484
2012	224
2013	169
Thereafter	291

Total	$6,326

As of December 31, 2008, the Company had a balance of $4.8 million of self-insurance reserves related to medical claims that are short term in nature.

Stock compensation plans

Effective January 1, 2006, Predecessor adopted FASB SFAS No. 123 (revised), Share-Based Payment (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), Predecessor accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (the intrinsic value method) (APB 25), and accordingly, recognized no compensation expense for stock option grants when the exercise price equaled the market value of common stock on the date of grant.

Under the modified prospective approach, SFAS 123(R) applies to new awards issued on or after January 1, 2006, as well as awards that were outstanding and unvested as of December 31, 2005, including those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost for periods subsequent December 31, 2005 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, in accordance with the original provisions of SFAS 123. Prior periods were not restated to reflect the impact of adopting the new standard, and compensation was recognized over the vesting period of the award.

The Company accounts for its stock options under the fair value recognition provisions of SFAS 123(R). The Successor recognized compensation expense of $4.6 million ($2.8 million, net of tax) during the period February 14 to December 31, 2008 and the Predecessor recognized compensation expense of $6.2 million ($4.0 million, net of tax) during the period January 1 to February 13, 2008 primarily as a result of the 2008 Acquisition, when 1.7 million shares vested. The Predecessor recognized $3.2 million ($2.0 million, net of tax) and $2.6 million ($1.7 million, net of tax) during the years ended December 31, 2007 and 2006, respectively. The Company’s compensation expense is included in selling, general and administrative expense in the accompanying consolidated statements of income.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In addition, the Company receives an additional tax deduction when non-vested stock vests at a higher value than the value used to recognize compensation expense at the date of grant. In accordance with SFAS 123(R), the Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the period January 1 to February 13, 2008, Predecessor recorded in its financing cash flows a tax benefit of $25.3 million related to the exercise of options as a result of the Transactions. During the Successor period February 14 to December 31, 2008 and the Predecessor years ended December 31, 2007 and 2006, net cash proceeds from the exercise of stock options and the net tax benefit from the proceeds of stock options were not material.

Pensions and other postretirement benefits

The Company accounts for its defined benefit pension plan and its defined benefit postretirement medical plan in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans (SFAS 158), SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87) and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). These standards require that amounts recognized in the financial statements be determined on an actuarial basis. Significant assumptions involved in determining the Company’s pension and other postretirement benefit expense include the expected return on plan assets, expected healthcare cost and the discount rate for calculating future liability. The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense.

Research and development

Research and development costs are charged to selling, general and administrative expense as incurred. Research and development expense was $9.3 million for the Successor period February 14 to December 31, 2008 and $1.2 million, $9.1 million and $8.8 million for the Predecessor periods of January 1 to February 13, 2008, and the years ended December 31, 2007 and 2006, respectively.

Income taxes

The Company uses the liability method of accounting for taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences reverse.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation at least quarterly and at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at December 31, 2008 the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers taxable income in carry back years, the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, the Company’s results could be affected.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation Number (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies SFAS No. 109, Accounting for Income Taxes (SFAS 109), and requires the Company to evaluate its tax positions for all jurisdictions and for all years where the statute of limitations has not expired. FIN 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon effective settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense on its income statement. For a further discussion of the impact of the adoption of FIN 48, see Note 7.

Derivatives and hedging activities

The Company uses financial instruments to manage market risk from changes in commodity prices and selectively hedges anticipated transactions that are subject to commodity price exposure, primarily using commodity contracts relating to raw materials used in its production process. The instruments are designated as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and are recorded in the consolidated statement of financial position at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated Other comprehensive income (OCI) and are subsequently reclassified into cost of sales in the period in which the end products are sold to the Company’s customers.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1.1 million for the Successor period February 14 to December 31, 2008 and $0.6 million, $2.4 million and $2.7 million for the Predecessor period of January 1 to February 13, 2008 and the years ended December 31, 2007 and 2006, respectively.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New accounting pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. FA5 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which deferred the effective date of SFAS 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements for items within the scope of FSP 157-2, which became effective on January 1, 2009.

Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived tangible assets measured at fair value for impairment assessments, nonfinancial long-lived assets measured at fair value for impairment assessments and those initially measured at fair value in a business combination. We do not expect the provisions of FSP 157-2 related to these items to have a material impact on our consolidated financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the Company’s creditworthiness when valuing certain liabilities.

The three-level fair value hierarchy for disclosure of fair value measurements defined by SFAS 157 is as follows:

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

The Company’s valuation techniques are applied to all of the assets and liabilities carried at fair value as of January 1, 2008, upon adoption of SFAS 157. Currently, the Company’s commodity derivative instruments are carried at fair value under SFAS 157. The fair values are based upon independently sourced market parameters. To ensure that these derivative instruments are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party and constraints on liquidity. Any such adjustment is not material as of December 31, 2008.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in millions):

	Fair Value Measurements on a Recurring Basis as of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivatives, net	$—	$(52.8)	$—	$(52.8)

Effective January 1, 2008, the Company also adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As the Company has not elected the fair value option for any of its assets or liabilities, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

3.	Business combinations

The 2008 Acquisition is being accounted for under the purchase method of accounting, under the provisions of SFAS No. 141, Business Combinations (SFAS 141). The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values.

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

The excess of the cost of the 2008 Acquisition over the fair value of the net assets acquired is recorded as goodwill. The goodwill recorded is the result of the ability to earn a higher rate of return from the acquired business than would be expected if the assets had to be acquired or developed separately. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of inventory, property, plant and equipment and intangible assets. The acquirer incurred costs of $8.1 million which are included in goodwill related to the 2008 Acquisition. The incremental goodwill as a result of the 2008 Acquisition will not be deductible for federal income tax purposes.

The Company finalized its purchase price accounting during the fourth quarter of 2008. During the one-year purchase price allocation period, the Company made adjustments to the purchase price allocation estimated at February 13, 2008. These adjustments primarily related to the finalization of the fair market values of the intangibles assets, inventory and fixed assets, liabilities of the Predecessor and adjustments to deferred tax liabilities. The following table summarizes the fair values of the assets and liabilities assumed on February 13, 2008:

	Preliminary Valuation as of February 13, 2008	Adjustments	Final Valuation as of December 31, 2008
Current assets	$657,133	$(1,419)	$655,714
Property, plant & equipment	192,722	(2,852)	189,870
Deferred financing costs	44,522	—	44,522
Deferred taxes	22,091	—	22,091
Intangible assets	785,000	35,000	820,000
Goodwill	1,399,204	332	1,399,536

Total Assets Acquired	3,100,672	31,061	3,131,733
Current liabilities	226,630	9,793	236,423
Other liabilities	55,307	7,241	62,548
Deferred taxes	167,488	14,027	181,515
Debt	1,373,000	—	1,373,000

Total Liabilities Assumed	1,822,425	31,061	1,853,486

Net Assets Acquired	$1,278,247	$—	$1,278,247

Unaudited proforma operating results of the Company giving to effect to the 2008 Acquisition on January 1, 2008 and January 1, 2007 respectively, is summarized as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31,
	2008		2007
Sales, net	$1,877,366		$1,935,690
Net income (loss)	$25,000	(1)	$5,346

(1)	Does not include non-recurring expenses of $55.1 million directly related to the Acquisition that were incurred in the Predecessor period January 1, 2008 to February 13, 2008.

4.	Stock Compensation Plans

All outstanding options to acquire the Company’s common stock issued pursuant to Predecessor’s equity plans, whether or not vested, became fully vested immediately prior to the 2008 Acquisition and were cancelled and converted into cash payments, without interest, equal to the product of (1) the number of shares of the Company’s common stock subject to each option as of the effective time of the 2008 Acquisition multiplied by (2) the excess, if any, of $25.60 over the exercise price per share of common stock subject to such option (other than in the case of certain options held by members of Predecessor’s senior management who exchanged a portion of their vested options for new vested options in Parent).

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

Through December 31, 2008, the Company has issued 6.1 million stock options under the 2008 Plan with an exercise price of $10.00 per share, with a contractual life of 10 years and a weighted average fair market value at the date of grant of $3.43 per share. Related to the 2008 Plan, 0.1 million shares vested in the period February 14, 2008 through December 31, 2008. A portion of the options issued under the 2008 Plan vest based on time, and a portion vest based on achievement of pre-established performance targets in installments through 2012. It is the Company’s belief that the performance shares will vest over the installment period.

A summary of stock option activity follows (shares in thousands):

	Shares	Weighted Average Exercise Price per Share
Predecessor
Outstanding at December 31, 2007	5,207	$8.25
Granted	—	—
Exercised	(5,207)	$8.25
Forfeited	—	—

Outstanding at February 13, 2008	0	$0

Successor
Outstanding at February 14, 2008	—	$—
Granted	6,083	$10.00
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	6,083	$10.00

Shares available for future stock option awards to employees under the 2008 Plan were 350,411 at December 31, 2008, after taking into consideration that 301,250 shares were sold in 2008 to Company employees at $10.00 per share.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model using assumptions discussed below. The expected volatility at the grant date was based mainly on the volatility of the Company’s competitors. The expected term of the options granted is based on the time period the options are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury rate of a note with the expected maturity of the expected term of the options. The Company has not considered a dividend payment in its calculation and believes that forfeitures will not be significant.

Risk-free interest rates	2.1% - 3.9%
Expected life of options (in years)	7
Expected volatility	30% - 32%
Dividend yield	—

The following table summarizes information about stock options outstanding as of December 31, 2008:

		Options Outstanding				Options Exercisable
Exercise Price Per Share	Number of shares Outstanding (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number of shares Exercisable (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$10.00	6,222	9.2	$9.82	$—	681	9.1	$8.38	$—

The following table summarizes the Company’s non-vested stock option award activity for 2008 and 2007:

	Shares	Weighted Average Grant Date Fair Value Per Share
Predecessor
Nonvested at January 1, 2007	2,235	$1.97
Granted	653	7.75
Vested	(1,183)	1.93
Forfeited	(19)	3.73

Nonvested at December 31, 2007	1,686	3.68
Granted	—
Vested	(1,686)	3.68
Forfeited	—	—

Nonvested at February 13, 2008	—	$—

Successor
Granted	6,083	$10.00
Vested	(542)	10.00
Forfeited	—	—

Nonvested at December 31, 2008	5,541	$10.00

At December 31, 2008, there was $16.3 million of unrecognized compensation cost related to the Company’s stock options that are expected to be recognized over a weighted-average period of 3.4 years.

5.	Comprehensive Income (loss)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Defined benefit plans	Change in fair value of derivatives	Foreign currency translation	Total
Predecessor
December 31, 2005	$(673)	$2,436	$325	$2,088
Net Change through December 31, 2006	(459)	661	797	999

December 31, 2006	(1,132)	3,097	1,122	3,087

Net Change through December 31, 2007	361	(5,339)	2,228	(2,750)

December 31, 2007	(771)	(2,242)	3,350	337

Net change through February 13, 2008	—	9,099	(41)	9,058

February 13, 2008	$(771)	$6,857	$3,309	$9,395

Successor
February 14, 2008	$—	$—	$—	$—
Net change through December 31, 2008	(4,851)	(41,736)	(5,482)	(52,069)

December 31, 2008	$(4,851)	$(41,736)	$(5,482)	$(52,069)

6.	Significant balance sheet accounts

Inventories consist of the following (in thousands):

	Successor	Predecessor
	December 31, 2008	December 31, 2007
Raw materials and parts	$24,538	$29,958
Finished goods	198,792	247,765

Total inventories	$223,330	$277,723

Property, plant, and equipment consist of the following (in thousands):

	Useful Lives in Years	Successor	Predecessor
		December 31, 2008	December 31, 2007
Land	—	$14,417	$9,291
Buildings and improvements	10–39	48,863	50,827
Equipment	3–10	128,087	156,861
Construction-in-progress	—	11,575	6,904

		202,942	223,883
Less: Accumulated depreciation		(25,249)	(64,488)

		$177,693	$159,395

As a result of the 2008 Acquisition, the Company’s property, plant, and equipment has been increased by $28.7 million to reflect fair market value.

Other accrued expenses consist of the following significant items (in thousands):

	Successor	Predecessor
	December 31, 2008	December 31, 2007
Accrued rebates	$22,390	$33,710
Accrued self insurance reserves	11,170	13,636
Derivatives	52,836	2,769
Other	39,997	41,925

	$126,393	$92,040

Other long term liabilities consist of the following significant items (in thousands):

	Successor	Predecessor
	December 31, 2008	December 31, 2007
Extended warranty	$21,652	$19,228
FIN 48	43,155	30,113
Pension liability	9,278	2,711
Other	2,748	1,887

	$76,833	$53,939

7.	Income taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	Successor	Predecessor
	February 14 to December 31, 2008	January 1 to February 13, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Current expense (benefit):
U.S.
Federal	$21,064	$(37,333)	$44,905	$14,267
State	894	259	7,199	2,350

Total U.S.	21,958	(37,127)	52,104	16,617
Foreign	2,137	47	1,923	1,703

Total current	24,095	(37,027)	54,027	18,320
Deferred expense (benefit):
U.S.
Federal	(9,841)	11,082	5,591	14,426
State	1,339	(1,870)	559	1,442

Total U.S.	(8,502)	9,212	6,150	15,865
Foreign	—	—	—	—

Total deferred	(8,502)	9,212	6,150	15,858

Total provision for income taxes	$15,593	$(27,815)	$60,177	$34,188

A reconciliation between the provision for income taxes and income taxes computed by applying the U.S. statutory rate is as follows (in thousands):
	Successor	Predecessor
	February 14 to December 31, 2008	January 1 to February 13, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Tax provision at statutory rate at 35%	$14,660	$(32,850)	$56,545	$34,424
Add (deduct):
State income taxes, net of federal taxes	1,920	(1,704)	5,238	2,970
Domestic production activities deduction	(1,270)	1,812	(2,546)	(567)
Interest related to uncertain tax positions	230	52	1,258	—
Tax credits	(250)	—	—	—
Other permanent differences	303	5,045	(488)	(2,639)
Changes in valuation allowance	—	(170)	170	—

Total provision for income taxes	$15,593	$(27,815)	$60,177	$34,188

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities were as follows (in thousands):

	Successor	Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007
Deferred tax assets:
Accrued liabilities	$44,403	$46,905
Identifiable intangible assets	—	15,943
Goodwill	—	25,620
Stock options	1,761	2,279
Derivative instruments	26,181	1,448
Federal tax credits	2,484	—
Net operating loss carryforward	6,291	3,769
Other	4,377	—

Less: Valuation allowance	(3,358)	(3,528)

Total deferred tax asset	82,099	92,436
Deferred tax liabilities:
Accrued liabilities	—	(7,699)
Identified intangible assets	(153,624)	—
Goodwill	(2,789)	—
Property, plant, and equipment	(27,321)	(15,616)
Derivative instruments	—	—

Total deferred tax liability	(183,734)	(23,315)

Net deferred tax asset/(liability)	$(101,635)	$69,121

The provisions of FIN 48, an interpretation of SFAS 109 were adopted on January 1, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including accrued interest, is as follows (in thousands):

Balance at January 1, 2007	$19,271
Additions based on tax positions related to the current year	9,584
Additions related to tax positions of prior years	—
Accrued interest	1,258
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—

Balance at January 1, 2008	$30,113
Additions based on tax positions related to the current year	1,300
Additions related to tax positions of prior years	—
Accrued interest	53
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—

Balance at February 13, 2008	31,466
Additions based on tax positions related to the current year	9,584
Additions related to tax positions of prior years	1,253
Accrued interest	852
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2008	$43,155

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There is no material impact on the Company’s tax expense for the period. As of December 31, 2008, the Company has approximately $4.2 million of accrued interest related to uncertain tax positions.

As of December 31, 2008, approximately $3.4 million of unrecognized tax benefits (including interest) would affect the Company’s income tax expense and its effective income tax rate if recognized in future periods. While the amount of unrecognized tax benefits could change in the next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The tax years 2005, 2006 and 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The company is currently being audited by the Internal Revenue Service for the years ended December 31, 2006 and 2007 and the period January 1 to February 13, 2008.

As of December 31, 2008, the Company has a federal net operating loss carryforward of $8.7 million which expires beginning in 2014 through 2019. As of December 31, 2008, the Company has a valuation allowance of $3.3 million for the portion of the net operating loss carryforward that is subject to the Separate Return Limitation Year provision as a result of the 2004 Acquisition.

Based upon the reversal of deferred tax liabilities and projected future taxable income, the Company does not believe that a valuation allowance is warranted on the remaining deferred tax assets, as it is more likely than not that these deferred tax assets will be realized.

For the period February 14 to December 31, 2008, for the period January 1 to February 13, 2008 and for the years ended December 31, 2007 and 2006, the Company paid taxes of $32.3 million, $0.4 million, $49.0 million and $40.4 million, respectively.

Deferred income taxes have not been provided for on unremitted foreign earnings reinvested abroad. Currently, the Company does not expect these unremitted earnings to reverse and become taxable in the future. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. The Company’s foreign subsidiary has cumulative earnings of approximately $17.8 million for which no U.S. income taxes have been accrued based on the expectation that those funds are permanently reinvested in the Company’s operations in that country.

8.	Long-term debt

Long-term debt consists of the following for the years ended December 31 (in thousands):

	Successor 2008	Predecessor 2007
Senior subordinated notes	$500,000	$—
Term loan credit agreement	772,000	—
Revolving credit agreement	100,000	—
Original issue discount	(24,474)	—
Senior floating rate notes	—	179,300
Senior subordinated notes	—	400,000
Term credit facility	—	76,125
Current maturities	—	(3,500)

Total long-term debt, net of original issue discount, less current maturities	$1,347,526	$651,925

On January 10, 2008, Successor commenced cash tender offers to purchase outstanding notes of Predecessor’s subsidiary, Goodman Global Holdings, Inc., consisting of outstanding 7-7/8% Senior Subordinated Notes due 2010 ($400 million aggregate principal amount outstanding) and Floating Rate Notes due 2010 ($179.3 million aggregate principal amount outstanding) (together, the Existing Notes). On January 25, 2008, Predecessor executed the proposed amendments to the indentures for the Existing Notes, which amendments became operative immediately prior to the 2008 Acquisition. On February 13, 2008, Predecessor accepted the tenders and Successor made payment to holders of the Existing Notes of the tender offer consideration and consent payments, called for redemption, deposited the redemption payment with the trustee in respect of untendered Existing Notes. In addition, on February 13, 2008, the Successor repaid the $76.1 million outstanding under Predecessor’s then-existing term credit facility and $11.5 million outstanding under Predecessor’s then-existing revolving credit facility. As a result of the extinguishment of the Predecessor company debt, Predecessor incurred prepayment penalties of $35.6 million which are included in interest expense in the period ended February 13, 2008.

On February 13, 2008, Merger Sub issued and sold $500.0 million of 13.50%/14.00% senior subordinated notes due 2016. The senior subordinated notes bear interest at a rate of 13.50% per annum, provided that the Company may, at its option, elect to pay interest in any interest period at a rate of 14.00%, per annum, in which case up to 3.0% per annum may be paid by issuing additional notes. The notes are wholly and unconditionally guaranteed by each subsidiary guarantor, and borrowed (1) $800.0 million under a new term loan credit agreement due 2013 with Barclays Capital and Calyon New York Branch, as joint lead arrangers, Barclays Capital, Calyon New York Branch and General Electric Capital Corporation, as joint bookrunners, General Electric Capital Corporation, as administrative agent and collateral agent, and the lenders from time to time party thereto, and (2) $105.0 million under a new $300.0 million revolving credit agreement due 2013 with Barclays Capital and General Electric Capital Corporation, as joint lead arrangers, Barclays Capital, Calyon New York Branch and General Electric Capital Corporation, as joint bookrunners, General Electric Capital Corporation, as administrative agent and collateral agent, General Electric Capital Corporation, as letter of credit issuer, and the lenders from time to time party thereto. The term loan credit agreement has an interest rate of LIBOR (with a minimum of 3.25%) or Prime, plus applicable margin, based on certain leverage ratios, which was 4.25% and totaled 7.71% as of December 31, 2008. The revolving credit agreement has an interest rate of LIBOR or Prime, plus applicable margin, which totaled 4.25% as of December 31, 2008. The original issue discount is being amortized to interest expense using the effective interest method over the period the debt is anticipated to be outstanding through maturity. The Company incurred $45.7 million in loan origination fees and direct loan origination costs which is also being amortized to interest expense using the effective interest method over the period that the debt is anticipated to be outstanding.

The Company had availability under the revolving credit agreement of $69.1 million at December 31, 2008. Outstanding commercial and standby letters of credit issued under the credit facility totaled $33.5 million as of December 31, 2008.

In July 2008, the Company made a $26.0 million payment on its term loan credit agreement to satisfy its obligation of $2.0 million per quarter for the period beginning July 1, 2008 and ending September 30, 2011. In conjunction, the Company recognized an expense of $0.8 million of previously unamortized deferred financing fees and $0.9 million of previously unamortized original issue discount that related directly to the amount of the early extinguishment of debt. The next quarterly payment that is due under the terms of the term loan credit agreement is on December 31, 2011.

Under the term loan credit agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. In addition, under its revolving credit agreement, the Company is required to satisfy and maintain, in certain circumstances, a minimum fixed charge coverage ratio. At December 31, 2008, the Company was in compliance with all of the covenants under its senior term loan credit agreement and it revolving credit agreement.

All of the existing and future restricted U.S. subsidiaries of the Company (other than AsureCare Corp., a Florida corporation) guarantee its debt obligations. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan. The Company’s and the non-guarantor subsidiaries’ independent assets, revenues, income before taxes, and operating cash flows in total are more than 3% of the consolidated total. As such, separate financial statements of the guarantors are included herein in Note 14 Condensed consolidating financial information.

Future scheduled maturities of the long-term debt at December 31, 2008, are as follows (in thousands):

2009	$—
2010	—
2011	2,000
2012	8,000
2013	108,000
Thereafter	1,254,000

Total	$1,372,000

Interest paid by Successor was $118.7 million for the period February 14 to December 31, 2008. Interest paid by Predecessor was $43.5 million for the period January 1 to February 13, 2008, and $64.3 million and $70.4 million for the year ended December 31, 2007 and 2006, respectively.

9.	Related-party transactions

As a part of the 2008 Acquisition, the Company paid $8.1 million to Hellman & Freidman LLC in reimbursement for third party transaction related expenses.

Predecessor recorded certain related party transactions in 2007 and 2006 that were associated with the Predecessor’s founder and former director, Mr. Harold Goodman and certain of his family members including the payment of $0.2 million for an operating lease during each of 2007 and 2006. In the ordinary course of its business, Predecessor purchased grilles and other materials from AirGuide Corp. (AirGuide) of approximately $1.3 million during each of 2007 and 2006, respectively. Mr. Goodman and his immediate family were beneficiaries of trusts that owned a combined interest of 18.75% in AirGuide. Mr. Goodman is no longer a director of the Company, and Mr. Goodman and the Goodman family trusts no longer own any beneficial interest in Successor.

In connection with the initial public offering in April 2006, Predecessor redeemed all of its outstanding Series A Preferred Stock with an aggregate liquidation preference and accrued and unpaid dividends of approximately $255.2 million, of which members of Predecessor’s management received approximately $10.3 million, affiliates of Apollo received approximately $173.7 million and the Goodman family trusts and other equity syndicate investors received approximately $71.2 million. As of December 31, 2007 and 2006, Apollo owned approximately 41% of Predecessor’s common stock outstanding which deregistered in conjunction with the 2008 Acquisition. Neither Apollo nor the Goodman family owns any beneficial interest in Successor.

10.	Employee benefit plans

401(k) plans

The Company sponsors two 401(k) savings plans for employees who have completed a requisite term of service, with one covering all nonunion employees of the Company and one covering union employees of the Company. Nonunion employees of the Company may defer up to 17% of their salaries and wages with the Company matching 100% of amounts deferred, up to a maximum matching contribution of the lesser of 6% of the employee’s salary or $3,000. Union employees may defer up to 17% of their salaries and wages with the Company matching 50% of amounts deferred, up to a maximum matching contribution of 3% of the employee’s salary (up to a maximum matching contribution of 6% of the employee’s salary for employees hired on or after December 15, 2002). Employer-matching contributions for all plans were approximately $3.9 million, $3.6 million and $3.5 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

Pension and other employee benefit plans

The Company sponsors a defined benefit plan, which covers certain union employees who have both attained age 21 and completed one year of service. The Company has 1,063 employees who are members of the collective bargaining unit, representing approximately 24% of the Company’s employees. Effective December 14, 2002, the defined benefit plan was amended to freeze participation for all employees except those hired on or before December 14, 2002. Benefits are provided at stated amounts based on years of service, as defined by the plan.

Benefits vest after completion of five years of service. The Company’s funding policy is to make contributions in amounts actuarially determined by an independent consulting actuary to fund the benefits to be provided. Plan assets consist of primarily equity and fixed-income securities.

A significant assumption we utilize is the discount rate used in calculating our benefit obligations. For 2008 we used the equivalent single discount rate based on discounting expected retirement plan benefit cash flows using the Citigroup Pension Discount Curve.

On February 12, 2008, Goodman was purchased by Hellman & Friedman LLC. As a result, the plan was adjusted to recognize all unrecognized amounts.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized in net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

Included in accumulated other comprehensive income at December 31, 2008 is additional unrecognized actuarial losses of $7.9 million ($4.9 million net of tax) that was related primarily to decreases in the value of equity investments in the Plan.

The funded status of the plan is as follows for the fiscal years ended December 31 (in thousands):

	Pension Benefits
	2008	2007	2006
Benefit payments
Benefit obligation at beginning of year	$30,690	$30,281	$28,050
Service cost	651	712	788
Interest cost	1,834	1,730	1,641
Actuarial losses (gains)	(300)	(795)	(84)
Amendments	—	—	967
Benefit payments	(1,262)	(1,238)	(1,081)

Benefit obligation at end of year	$31,613	$30,690	$30,281

Fair value of plan assets at beginning of year	$27,979	$25,388	$21,552
Actual return on plan assets	(6,293)	1,512	2,245
Employer contributions	1,912	2,317	2,672
Benefit payments	(1,263)	(1,238)	(1,081)

Fair value of plan assets at end of year	$22,335	$27,979	$25,388

Funded status of the plan	$(9,278)	$(2,711)	$(4,893)
Unrecognized amounts:
Net losses	—	—	—
Adjustment required to recognize minimum liability	—	—	—

Total	—	—	—

Net prepaid (accrued) benefit cost	$(9,278)	$(2,711)	$(4,893)

Components of net periodic benefit expense:
Service cost	$651	$712	$788
Interest cost	1,834	1,730	1,641
Expected return on plan assets	(2,288)	(2,142)	(1,839)
Net amortization of prior service cost	9	76	76

Net periodic benefit expense	$206	$376	$666

Weighted-average assumptions as of December 31:
Discount rate	6.14%	6.00%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.25%

The Company anticipates making contributions to the plan during 2009 of $0.9 million. The Company expects its pension plan to pay benefits over the next five years and in the aggregate for the five years thereafter as follows (in thousands):

2009	$1,324
2010	1,377
2011	1,439
2012	1,535
2013	1,647
2014-2018	9,961

The weighted-average asset allocation for the Company’s pension plan assets as of December 31, 2007 and 2008, as well as the target allocation for the year ended December 31, 2009, follow:

	Actual allocation as of December 31:		Target 2009 Allocation
	2007	2008
Equities	0%	44%	65%
Fixed income	0	0	30
Cash equivalents	100	56	5

Total	100%	100%	100%

As of December 31, 2007, the Company was in the process of changing trustees of its pension plan; therefore, all assets were shown as cash equivalents due to the transfer of those assets. The investment strategy for pension plan assets is to utilize a diversified blend of equity and fixed income portfolios to earn a long-term investment return that meets or exceeds the long-term expected rate of return for actuarial purposes of 8.0%. Active investment management strategies are used to measure each investment portfolio’s returns and risk levels against applicable market indices.

To develop the expected long-term rate of return on assets assumption, the Company considers the historical returns and the future expectations for returns for each asset category, as well as the target asset allocation of the pension portfolio and the effect of periodic rebalancing.

The Company also provided unfunded postretirement benefits for union employees, covering medical benefits. The collective bargaining agreement was renegotiated in December of 2004 and these postretirement medical benefits were terminated in the new collective bargaining agreement that will expire in December 2009. Employees were eligible for these benefits when they reached age 55 and had completed five years of service with the Company. As of the date of termination, the plan had one participant who was grandfathered into the plan therefore any disclosures and liability are not material.

11.	Accounting for derivative instruments

During the first quarter of 2005, the Company entered into interest rate swaps with notional amounts of $250.0 million, which matured in 2007 and 2008, to manage variable rate exposure on the floating rate debt. During the first quarter of 2007, the interest rate swap with a notional amount of $150.0 million matured based on its terms. During the first quarter of 2008, the interest rate swap with a notional amount of $100.0 million matured based on its terms. These interest rate derivative instruments were designated as cash flow hedges. For qualifying hedges, SFAS 133 allows changes in the fair market value of these hedged instruments to be reported in accumulated other comprehensive income. The Company assessed the effectiveness of the transactions that received hedge accounting treatment. Any ineffectiveness, which generally arises from minor differences between the terms of the swap and terms of the underlying hedged debt, was recorded in other income, net in the statement of income. Any such differences for the period February 14 to December 31, 2008 were immaterial.

The Company is subject to interest rate and related cash flow risk in connection with borrowings under its term loan credit agreement and its revolving credit agreement which totaled $772.0 million and $100.0 million, respectively as of December 31, 2008. To reduce the risk associated with fluctuations in the interest rate of its floating rate debt, in May 2008 the Company entered into a two-year interest rate cap with a notional amount of $150.0 million. The London Interbank Offered Rate (LIBOR) cap (CAP) is 7%. The fair value of the CAP is immaterial.

During the third and fourth quarters of 2006 and throughout 2008, the Company entered into swaps for a portion of its 2007 and 2008 aluminum and copper supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for these commodities. These swaps, which expire by December 31, 2009, have been designated as cash flow hedges.

During the fourth quarter of 2008, the Company terminated a portion of its existing copper swaps that had a fair market value of $10.2 million ($6.3 million net of tax) on the date of termination. The Company determined that the settled derivatives remained effective and that the derivative loss related to the settled positions would remain in other comprehensive income and subsequently reclassified into cost of sales in February 2009 to April 2009 when the end products are sold to the Company’s customers.

In December 2008, the Company entered into new swaps in the same quantities and for the same periods as the terminated copper swaps with the intent of fixing the purchase price, and thereby substantially reducing the variability of its purchase price for this commodity. The new swaps have a notional amount of $8.0 million and a fair market value as a liability of $0.2 million as of December 31, 2008. These swaps expire by April 30, 2009 and have been designated as cash flow hedges.

For these qualifying commodity hedges, SFAS 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. In connection with the 2008 Acquisition, Predecessor’s other comprehensive income was eliminated in accordance with purchase accounting. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. The ineffectiveness for the period January 1 to February 13, 2008 and the period February 14 to December 31, 2008 were a gain of $0.3 million, and a loss of $0.4 million, respectively.

At December 31, 2008, the fair market value of the Company’s derivatives was a liability of $52.8 million, which is included in other accrued expenses. Included in stockholders’ equity is a loss of $59.7 million, ($36.7 million, net of tax) is expected to be reclassified into earnings within the next twelve months in cost of sales as the underlying hedged inventory is sold.

12.	Contingent liabilities

On October 26, 2007, a putative class action was filed on behalf of all similarly situated stockholders of the Company in the Harris County District Court, Houston, Texas, styled Call4U, Ltd. v. Carroll, Case Number 2007-66888. A similar case, styled Pipefitters Local No. 636 Defined Benefit Plan vs. Goodman, was later filed and then consolidated with the Call 4U, Ltd. case. The lawsuits named as defendants the Company, all of its directors and

Hellman & Friedman, and asserted claims for breach of fiduciary duty against the directors and aiding and abetting such breaches against Hellman & Friedman. The plaintiffs sought an injunction restraining the closing of the merger, reimbursement of associated attorneys’ and experts’ fees and other relief that the court deems proper. On January 4, 2008 Goodman entered into a memorandum of understanding setting out an agreement in principal to settle all claims in the litigation, which settlement is subject to certain conditions precedent, including court approval. As of December 31, 2008, the matter is still pending.

As part of the equity contribution associated with the sale of the Amana Appliance business in July 2001, the Company agreed to indemnify Maytag for certain product liability and environmental claims. In light of these potential liabilities, the Company has purchased insurance that the Company expects will shield it from incurring material costs to such potential claims.

Pursuant to a March 15, 2001 Consent Order with the Florida Department of Environmental Protection (FDEP), the Company’s subsidiary, Goodman Distribution Southeast, Inc. (GDI Southeast) (formerly Pioneer Metals Inc.) is continuing to investigate and pursue, under FDEP oversight, the delineation of groundwater contamination at and around the GDI Southeast facility in Fort Pierce, Florida. Remediation has not begun. The contamination was discovered through environmental assessments conducted in connection with a Company subsidiary’s acquisition of the Fort Pierce facility in 2000 and was reported to FDEP, giving rise to the Consent Order.

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

Based on analyses of currently available information, it is probable that costs associated with the site will be $0.5 million. The Company reserved approximately $0.5 million as of December 31, 2008 in accordance with SFAS 5, Accounting for Contingencies and Statement of Position 90-6, although it is possible that costs could exceed this amount by up to approximately $3.0 million. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on its liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

The Company believes this contamination predated GDI Southeast’s involvement with the Fort Pierce facility and GDI Southeast’s operation at this location has not caused or contributed to the contamination. Accordingly, the Company is pursuing litigation against former owners of the Fort Pierce facility in an attempt to recover its costs. At this time, the Company cannot estimate probable recoveries from this litigation.

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

Operating Leases

The Company leases vehicles, computer and office equipment, and office and warehouse facilities from various third parties that are accounted for as operating leases and have expiration dates through 2016.

Future minimum lease payments under operating leases as of December 31, 2008, are as follows (in thousands):

Third party
2009	$26,157
2010	21,674
2011	16,906
2012	13,128
2013	9,437
Thereafter	11,031

Total	$98,333

Rent expense on the operating leases was $24.8 million for the Successor period February 14 to December 31, 2008 and $6.0 million, $28.7 million and $23.7 million for the Predecessor periods of January 1 to February 13, 2008 and the years ended December 31, 2007 and 2006, respectively.

13.	Quarterly financial information (unaudited)

Unaudited quarterly information for Successor period February 14, 2008 to December 31, 2008 and the Predecessor period January 1, 2008 to February 13, 2008 and for the Predecessor year ended December 31, 2007 is stated below (in thousands):

2008

	Predecessor	Successor
	January 1 to February 13, 2008	February 14 to March 31, 2008	Second Quarter	Third Quarter	Fourth Quarter
Sales, net	$147,137	$217,730	$588,355	$533,718	$390,426
Operating profit (loss) (1)	(38,028)	(6,154)	64,439	88,204	32,570
Net income (loss) (2)	(66,042)	(17,190)	17,279	30,290	(4,083)

2007
		Predecessor
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales, net		$380,274	$563,722	$565,515	$426,179
Operating profit		22,775	78,580	83,993	41,834
Net income		4,631	38,971	43,107	14,670

(1)	The Company’s operating profit was negatively impacted by $24.0 million equally for the period February 14 to March 31, 2008 and the three month period ended June 30, 2008, due to the purchase accounting treatment of the step up in basis in inventory as a result of the Transactions. The Company’s operating profit was also negatively impacted by $42.9 million in transaction related expenses for the period January 1 to February 13, 2008.

(2)	The Company’s net income was negatively impacted by $57.1 million for the period January 1 to February 13, 2008, relating to the Transactions and the write off of deferred financing costs and the prepayment penalty associated with the extinguishment of the Predecessor’s outstanding debt and negatively impacted by $14.8 million equally for the period February 14 to March 31, 2008 and the three month period ended June 30, 2008, due to the purchase accounting treatment of the step up in basis in inventory as a result of the Transactions.

14.	Condensed consolidating financial information

As discussed in Note 8, all of the existing and future restricted U.S. subsidiaries of the Company (other than AsureCare Corp., a Florida corporation) guarantee the Company’s debt obligations. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. The following information presents the condensed consolidating balance sheets as of December 31, 2008 and 2007 and the condensed consolidating statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006 of (a) the “Guarantors”, Goodman Global, Inc., and all of the existing U.S. subsidiaries of the Company (other than AsureCare Corp.), (b) the “Non-Guarantors”, Asure Care Corp. and Goodman Canada, L.L.C., and includes eliminating entries and the Company on a consolidated basis. Intercompany transactions between Goodman Global, Inc. and Goodman Canada L.L.C. are recorded as financing activities in the Condensed consolidated statement of cash flows.

Condensed Consolidating Balance Sheet

	December 31, 2008
	Guarantors	Non-guarantors	Consolidating Entries		Consolidated
Current assets	$625,610	$34,373	$		$659,983
Property, plant and equipment	177,527	166			177,693
Goodwill	1,399,536	—			1,399,536
Identifiable intangibles	802,265	—			802,265
Other assets	36,710	—		(442)	36,268

Total assets	$3,041,648	$34,539		$(442)	$3,075,745

Current liabilities	$221,496	$2,244	$		$223,740
Intercompany payable (receivable)	(11,941)	11,941			—
Long-term debt, less current portion	1,347,526	—			1,347,526
Long-term liabilities	240,617	1,564			242,182
Shareholders’ equity	1,243,950	18,789		(442)	1,262,297

Total liabilities and shareholders’ equity	$3,041,648	$34,538		$(442)	$3,075,745

	December 31, 2007
	Guarantors	Non-guarantors	Consolidating Entries		Consolidated
Current assets	$558,656	$16,965	$		$575,621
Property, plant and equipment	159,110	285			159,395
Goodwill	391,287	—			391,287
Identifiable intangibles	398,707	—			398,707
Other assets	43,049	—		(442)	42,607

Total assets	$1,550,809	$17,250		$(442)	$1,567,617

Current liabilities	$236,959	$2,688	$		$239,647
Intercompany payable (receivable)	7,395	(7,395)			—
Long-term debt, less current portion	651,925				651,925
Long-term liabilities	51,914	2,025			53,939
Shareholders’ equity	602,616	19,932		(442)	622,106

Total liabilities and shareholders’ equity	$1,550,809	$17,250		$(442)	$1,567,617

Condensed Consolidating Statement of Operations

	Successor For Year Ended December 31, 2008 (1)
	Guarantors	Non-guarantors	Eliminations	Consolidated
Sales, net	$1,810,101	$68,739	$(1,474)	$1,877,366
Cost of goods sold	1,379,908	56,393	(1,474)	1,434,827

Gross profit	430,193	12,346	—	442,539
Selling, general and administrative expenses	203,822	5,999		209,821
Acquisition-related expenses	42,939	—		42,939
Depreciation and amortization	48,666	82		48,748

Operating profit	134,766	6,265	—	141,031
Interest expense, net	191,537	(55)		191,482
Other (income) expense, net	(425)	1,942		1,517

Earnings before income taxes	(56,346)	4,378	—	(51,968)
Income tax provision	(12,222)			(12,222)

Net income (loss)	$(44,124)	$4,378	$—	$(39,746)

	Predecessor For Year Ended December 31, 2007
	Guarantors	Non-guarantors	Eliminations	Consolidated
Sales, net	$1,873,342	$63,549	$(1,201)	$1,935,690
Cost of goods sold	1,412,154	51,823	(1,201)	1,462,776

Gross profit	461,188	11,726	—	472,914
Selling, general and administrative expenses	204,159	6,454		210,613
Depreciation and amortization	35,074	45		35,119

Operating profit	221,955	5,227	—	227,182
Interest expense, net	68,511	(133)		68,378
Other (income) expense, net	(2,752)	—		(2,752)

Earnings before income taxes	156,196	5,360	—	161,556
Income tax provision	60,177	—		60,177

Net income (loss)	$96,019	$5,360	$—	$101,379

	Predecessor For Year Ended December 31, 2006
	Guarantors	Non-guarantors	Eliminations	Consolidated
Sales, net	$1,744,492	$51,418	$(1,157)	$1,794,753
Cost of goods sold	1,334,452	41,479	(1,157)	1,374,774

Gross profit	410,040	9,939	—	419,979
Selling, general and administrative expenses	200,783	5,111		205,894
Depreciation and amortization	32,588	53		32,641

Operating profit	176,669	4,775	—	181,444
Interest expense, net	77,951	(126)		77,825
Other (income) expense, net	5,264	—		5,264

Earnings before income taxes	93,454	4,901	—	98,355
Income tax provision	34,188	—		34,188

Net income (loss)	$59,266	$4,901	$—	$64,167

Condensed Consolidating Statement of Cash Flows

	Successor For Year Ended December 31, 2008 (1)
	Guarantors	Non-guarantors	Consolidated
Net cash provided by (used for):
Operating Activities	$147,601	$(6,231)	$141,370
Investing Activities	(1,967,060)	(9)	(1,967,069)
Financing Activities	1,931,526	19,336	1,950,862

Net increase (decrease) in cash	112,067	13,096	125,163
Cash at beginning of period	17,103	1,852	18,955

Cash at end of period	$129,170	$14,948	$144,118

	Predecessor For Year Ended December 31, 2007
	Guarantors	Non-guarantors	Consolidated
Net cash provided by (used for):
Operating Activities	$197,795	$6,422	$204,217
Investing Activities	(14,059)	(122)	(14,181)
Financing Activities	(178,058)	(4,592)	(182,650)

Net increase (decrease) in cash	5,678	1,708	7,386
Cash at beginning of period	11,425	144	11,569

Cash at end of period	$17,103	$1,852	$18,955

	Predecessor For Year Ended December 31, 2006
	Guarantors	Non-guarantors	Consolidated
Net cash provided by (used for):
Operating Activities	$51,232	$2,492	$53,724
Investing Activities	(39,293)	(50)	(39,343)
Financing Activities	(23,354)	(3,237)	(26,591)

Net increase (decrease) in cash	(11,415)	(795)	(12,210)
Cash at beginning of period	22,840	939	23,779

Cash at end of period	$11,425	$144	$11,569

(1)	For comparability purposes, the Predecessor period January 1 to February 13, 2008 and the Successor period February 14 to December 31, 2008 were combined for this presentation.