Form 10-Q
period 2009-03-31
Goodman Global Inc
filed 2009-05-08
CIK 1314655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒    Although Goodman Global, Inc. is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act, the company has filed all Securities Exchange Act reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Inactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were ten (10) shares outstanding of Goodman Global, Inc.’s common stock, par value $0.01 per share.

GOODMAN GLOBAL, INC.

Form 10-Q

For the Three Months Ended March 31, 2009 and the periods January 1 to February 13, 2008 and February 14 to

March 31, 2008

Index

Part I. Financial Information		3

ITEM 1.	Financial Statements	3
	Consolidated Condensed Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	3
	Consolidated Condensed Statements of Income for Three Months Ended March 31, 2009 (Successor) (Unaudited) and for the periods February 14, 2008 to March 31, 2008 (Successor) (Unaudited) and January 1 to February 13, 2008 (Predecessor) (Unaudited)	4
	Consolidated Condensed Statements of Shareholders’ Equity for March 31, 2009 (Unaudited) and December 31, 2008	5
	Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2009 (Successor) and for the periods February 14, 2008 to March 31, 2008 (Successor) (Unaudited) and January 1 to February 13, 2008 (Predecessor) (Unaudited)	6
	Notes to Consolidated Condensed Financial Statements (Unaudited)	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4.	Controls and Procedures	26

Part II. Other Information		27

ITEM 1.	Legal Proceedings	27
ITEM 1A.	Risk Factors	27
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
ITEM 3.	Defaults Upon Senior Securities	27
ITEM 4.	Submission of Matters to a Vote of Security Holders	27
ITEM 5.	Other Information	27
ITEM 6.	Exhibits	27

Part I. Financial Information

Item 1.	Financial Statements

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$113,127	$144,118
Restricted cash	2,700	2,700
Accounts receivable, net of allowance for doubtful accounts ($4.1 million at March 31, 2009 and $3.9 million at December 31, 2008)	179,641	206,821
Inventories	271,673	223,330
Deferred tax assets	56,170	63,714
Other current assets	38,702	19,300

Total current assets	662,013	659,983
Property, plant, and equipment, net	176,457	177,693
Goodwill	1,399,536	1,399,536
Identifiable intangibles	797,254	802,265
Deferred financing costs	33,925	36,268

Total assets	$3,069,185	$3,075,745

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$108,659	$59,664
Accrued warranty expenses	36,351	37,683
Other accrued expenses	70,166	126,393

Total current liabilities	215,176	223,740
Long-term debt	1,349,302	1,347,526
Deferred tax liabilities	165,807	165,349
Other long-term liabilities	81,007	76,833
Common stock, par value of $.01, 1,000 shares authorized, 10 shares issued and outstanding as of March 31, 2009	—	—
Accumulated other comprehensive loss	(40,360)	(52,069)
Additional paid-in capital	1,289,318	1,288,070
Retained earnings	8,935	26,296

Total shareholders’ equity	1,257,893	1,262,297

Total liabilities and shareholders’ equity	$3,069,185	$3,075,745

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Successor	Predecessor	Successor
	Three Months Ended March 31, 2009	January 1 to February 13, 2008	February 14 to March 31, 2008
	(unaudited, in thousands)
Sales, net	$318,235	$147,137	$217,730
Costs and expenses:
Cost of goods sold	245,750	115,714	189,701
Selling, general, and administrative expenses	50,004	22,677	27,292
Acquisition-related expenses	—	42,939	—
Depreciation expense	7,358	2,791	4,204
Amortization expense	5,010	1,044	2,687

Operating profit (loss)	10,113	(38,028)	(6,154)
Interest expense	38,126	56,176	20,503
Other (income) expense	439	(347)	(140)

Losses before taxes	(28,452)	(93,857)	(26,517)
Benefit from income taxes	(11,091)	(27,815)	(9,327)

Net loss	$(17,361)	$(66,042)	$(17,190)

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited, in thousands)
Balance at December 31, 2008	$—	$1,288,070	$26,296	$(52,069)	$1,262,297
Net loss	—	—	(17,361)	—	(17,361)
Foreign currency translation	—	—	—	(438)	(438)

Change in fair value of derivatives, net of tax	—	—	—	12,147	12,147

Comprehensive loss	—	—	—	—	(5,652)
Accrued stock options	—	1,248	—	—	1,248

Balance at March 31, 2009	$—	$1,289,318	$8,935	$(40,360)	$1,257,893

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Successor	Predecessor	Successor
	Three Months Ended March 31, 2009	January 1 to February 13, 2008	February 14 to March 31, 2008
	(unaudited, in thousands)
Operating activities
Net loss	$(17,361)	$(66,042)	$(17,190)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,358	2,791	4,204
Amortization	5,010	1,044	2,687
Allowance for bad debt	1,429	507	527
Deferred tax provision	2,966	9,212	(8,629)
Gain on disposal of assets	(131)	(42)	(93)
Amortization of inventory step-up in basis	—	—	23,996
Compensation expense related to stock options	1,248	6,240	648
Amortization of deferred financing costs	2,343	14,548	1,322
Amortization of original issue discount	1,776	—	1,021
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	25,751	12,579	(6,784)
Inventories	(48,343)	(36,053)	7,598
Other assets	(14,366)	(67,820)	(2,995)
Accounts payable and accrued expenses	7,449	80,347	(4,892)

Net cash provided by (used in) operating activities	(24,871)	(42,689)	1,420
Investing activities
Purchases of property, plant, and equipment	(6,123)	(3,409)	(1,569)
Proceeds from the sale of property, plant, and equipment	3	1	5
Change in restricted cash	—	(100)	—
Acquisition, net of assumed debt	—	—	(1,940,565)

Net cash used in investing activities	(6,120)	(3,508)	(1,942,129)
Financing activities
Proceeds from long-term debt, net of original issue discount	—	—	1,373,000
Repayments of long-term debt	—	—	(655,425)
Net borrowing under revolving line facility	—	11,500	3,600
Equity contribution	—	—	1,278,247
Equity issuance costs	—	(99)	(7,713)
Deferred finance costs	—	—	(44,522)
Excess tax benefit from exercise of options	—	25,270	—

Net cash provided by (used in) financing activities	—	36,671	1,947,187

Net increase (decrease) in cash	(30,991)	(9,526)	6,478
Cash at beginning of period	144,118	18,955	9,429

Cash at end of period	$113,127	$9,429	$15,907

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest and fees	$24,586	$43,547	$3,864

Income taxes	$1,935	$402	$449

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2009 and Periods January 1 to February 13, 2008 and February 14 to March 31, 2008

(Unaudited)

1. Basis of Presentation

Basis of Consolidation

The accompanying unaudited consolidated condensed financial statements of Goodman Global, Inc. (the Company), have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. These consolidated condensed financial statements should be read in conjunction with the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 13, 2009.

The results of operations for the three months ended March 31, 2009 and periods January 1 to February 13, 2008 and February 14 to March 31, 2008 are not necessarily indicative of the results that may be expected for a full year. Although there is demand for the Company’s products throughout the year, in each of the past three years approximately 57% to 60% of total sales occurred in the second and third quarters of the fiscal year. The Company’s peak production also typically occurs in the second and third quarters of each year.

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

Recent Developments

On February 13, 2008 Chill Acquisition, Inc., a Delaware Corporation formed on October 15, 2007 merged with and into Goodman Global, Inc. as the surviving corporation, now a subsidiary of Chill Holdings, Inc. (Parent), a Delaware corporation formed on October 12, 2007 by affiliates of Hellman & Friedman LLC. This is referred to as the 2008 Acquisition.

The financial statements for the three months ended March 31, 2009 and periods January 1 to February 13, 2008 and February 14 to March 31, 2008 have been presented to reflect the Company prior to the merger (Predecessor) and subsequent to the merger (Successor).

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations (SFAS 141R). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. Any acquisition-related costs are to be expensed instead of capitalized. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any future material business combinations.

In April, 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any future material business combinations.

2. Significant Accounting Policies and Balance Sheet Accounts

The Company’s critical accounting policies are included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed on March 13, 2009. The Company believes that there have been no significant changes during the quarter ended March 31, 2009 to the critical accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008.

Restricted Cash and Cash Equivalents

Cash equivalents represent short-term investments, primarily money market funds and treasury bills, with an original maturity of three months or less. At March 31, 2009 and December 31, 2008, the restricted cash pertains to the Company’s extended warranty program and is invested in treasury bills.

Allowance for Doubtful Accounts

A roll forward of receivable reserves consists of the following (in thousands):

	Successor	Predecessor	Successor
	Three months ended March 31, 2009	January 1 to February 13, 2008	February 14 to March 31, 2008
At the beginning of the period	$3,900	$7,032	$6,014
Current period accruals	1,429	507	527
Current period uses	(1,193)	(1,525)	(1,014)

At the end of the period	$4,136	$6,014	$5,527

Inventories

Inventory costs include material, labor, depreciation, transportation costs, and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials and parts	$37,015	$24,538
Finished goods	234,658	198,792

Total inventories	$271,673	$223,330

A roll forward of inventory reserves consists of the following (in thousands):

	Successor	Predecessor	Successor
	Three months ended March 31, 2009	January 1 to February 13, 2008	February 14 to March 31, 2008
At the beginning of the period	$4,319	$4,735	$4,802
Current period accruals	505	164	1,208
Current period uses	(210)	(97)	(1,691)

At the end of the period	$4,614	$4,802	$4,319

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

Property, plant and equipment consist of the following (in thousands):

	Useful lives in years	March 31, 2009	December 31, 2008
Land	—	$14,417	$14,417
Buildings and improvements	10-39	48,965	48,863
Equipment	3-10	135,479	128,087
Construction-in-progress	—	10,201	11,575

		209,062	202,942
Less: Accumulated depreciation		(32,605)	(25,249)

Total property, plant and equipment, net		$176,457	$177,693

Deferred Financing Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the period the related debt is anticipated to be outstanding.

Identifiable Intangible Assets

The values assigned to amortizable intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount would be charged to amortization expense. Future operating results and residual values could therefore reasonably differ from our current estimates and could require a provision for impairment in a future period. Indefinite lived intangible assets are reviewed in accordance with SFAS No. 142, Goodwill and Other Intangibles by comparison of the fair market value with its carrying amount. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives which we intend to perform in the fourth quarter of 2009.

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

Useful lives in years
Customer relationships	40
Trade names – Amana	15
Trade names – other	Indefinite
Technology	10

Identifiable intangible assets as of March 31, 2009 consist of the following (in thousands):

	Gross	Accumulated amortization	Net
Intangible assets subject to amortization:
Customer relationships	$535,000	$(15,180)	$519,820
Trade names—Amana	40,000	(4,540)	35,460
Technology	40,000	(3,026)	36,974

Total intangible assets subject to amortization	615,000	(22,746)	592,254
Total indefinite-lived trade names	205,000	—	205,000

Total identifiable intangible assets	$820,000	$(22,746)	$797,254

The amortization related to the amortizable intangibles assets in the aggregate will be approximately $20.0 million per year over the next five years.

Accrued Warranty

A roll forward of the liabilities for warranties consists of the following (in thousands):

	Successor	Predecessor	Successor
	Three months ended March 31, 2009	January 1 to February 13, 2008	February 14 to March 31, 2008
At the beginning of the period	$37,683	$39,669	$38,567
Current period accruals	7,876	3,542	4,484
Current period uses	(9,208)	(4,644)	(5,114)

At the end of the period	$36,351	$38,567	$37,937

Other Accrued Expenses

Other accrued expenses consist of the following significant items (in thousands):

	March 31, 2009	December 31, 2008
Accrued rebates	$16,258	$22,390
Accrued self insurance reserves	11,925	11,170
Accrued interest	8,550	181
Derivative liability	2,611	52,836
Other	30,822	39,816

Total accrued expenses	$70,166	$126,393

3. Fair Value Measurements

SFAS No. 157, Fair Value Measurements (SFAS No. 157) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the Company’s creditworthiness when valuing certain liabilities.

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

The Company’s valuation techniques are applied to all of the assets and liabilities carried at fair value. Currently, the Company’s commodity derivative instruments are carried at fair value under SFAS No. 157. The fair values are based upon independently sourced market parameters. To ensure that these derivative instruments are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party, which is further discussed in Note 7 Derivatives, and constraints on liquidity. Any such adjustment is not material as of March 31, 2009.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in millions):

	Fair value measurements on a recurring basis
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Restricted cash	$2.7	—	—	$2.7

Derivatives, net	—	(2.6)	—	(2.6)

4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Senior subordinated notes (1)	$500,000	$500,000
Term loan credit agreement	772,000	772,000
Revolving credit agreement	100,000	100,000
Original issue discount	(22,698)	(24,474)

Total long-term debt, net of original issue discount	$1,349,302	$1,347,526

(1)	In April 2009, in two separate transactions, the Company purchased for $58.9 million (inclusive of $1.9 million in accrued interest) approximately $76.0 million aggregate face value of its 13.5%/14% senior subordinated notes.

In February 2008, the Company issued and sold $500.0 million of 13.50%/14.00% senior subordinated notes due 2016. The senior subordinated notes bear interest at a rate of 13.50% per annum, provided that the Company may, at its option, elect to pay interest in any interest period at a rate of 14.00%, per annum, in which case up to 3.0% per annum may be paid by issuing additional notes. The notes are wholly and unconditionally guaranteed by each subsidiary guarantor.

In February 2008, the Company entered into an $800.0 million term loan credit agreement due 2014 and a $300.0 million revolving credit agreement due 2013, of which $100.0 million is outstanding as of March 31, 2009. The term loan credit agreement has an interest rate of Prime or London Interbank Offered Rate (LIBOR), with a minimum of 3.25% plus applicable margin, based on certain leverage ratios, which was 3.25% and totaled 6.5% as of March 31, 2009. The revolving credit agreement has an interest rate of Prime or LIBOR, plus applicable margin, which totaled 4.25% as of March 31, 2009. The original issue discount is being amortized to interest expense using the effective interest method over the period the debt is anticipated to be outstanding through maturity.

The Company incurred $45.7 million in loan origination fees and direct loan origination costs which is also being amortized to interest expense using the effective interest method over the period that the debt is anticipated to be outstanding.

The Company had availability under the revolving credit agreement of $82.6 million at March 31, 2009. Outstanding commercial and standby letters of credit issued under the credit facility totaled $33.5 million as of March 31, 2009.

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

Future maturities of long-term debt by year at March 31, 2009 are as follows (in thousands):

2010	$—
2011	2,000
2012	8,000
2013	108,000
2014	754,000
Thereafter	500,000

Under the term loan credit agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. In addition, under its revolving credit agreement, the Company is required to satisfy and maintain, in certain circumstances, a minimum fixed charge coverage ratio. At March 31, 2009, the Company was in compliance with all of the covenants under its senior term loan credit agreement and revolving credit agreement.

All of the existing U.S. subsidiaries of the Company (other than AsureCare Corp., a Florida corporation and Goodman Global Finance (Delaware) LLC, a Delaware limited liability company) and all future restricted U.S. subsidiaries of the Company guarantee its debt obligations. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan. The Company’s and the non-guarantor subsidiaries’ independent assets, revenues, income before taxes, and operating cash flows in total are more than 3% of the consolidated total. As such, separate financial statements of the guarantors are included herein in Note 10 Condensed consolidating financial information.

5. Stock Compensation Plans

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

Through March 31, 2009, the Company has issued under the 2008 Plan (1) 6,295,262 million stock options with an exercise price of approximately $10.00 per share and a weighted average fair market value at the date of grant of $3.43 per share and (2) 301,250 shares of Chill Holdings, Inc. common stock that were sold to employees of the Company at $10.00 per share. A portion of the stock options issued under the 2008 Plan vest based on time in installments though 2013, and a portion vest based on achievement of pre-established EBITDA performance targets in installments through 2012. It is the Company’s belief that the performance shares will vest over the installment period. Approximately 0.6 million stock options issued under the 2008 Plan vested in the three months ended March 31, 2009.

The Company also had 54,188 outstanding stock options under a Predecessor equity plan. Under the terms of the February 13, 2008 merger agreement, these options became fully vested and Parent converted these options to 138,849 fully vested stock options of Chill Holdings, Inc.

The Company accounts for its stock options under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company recognized compensation expense of $1.2 million ($0.8 million net of tax) during the three months ended March 31, 2009 and $0.6 million ($0.4 million net of tax) during the period February 14 to March 31, 2008, which is included in selling, general and administrative expense in the accompanying statement of income. The Company recognized $6.4 million ($4.0 million net of tax) in Acquisition-related expenses during the period January 1, 2008 to February 13, 2008, when 1.7 million shares vested as a result of the 2008 Acquisition.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model using assumptions discussed below. The expected volatility of 30%-32% at the grant date was based mainly on the volatility of the Company’s competitors. The expected term of the options granted of 7 years is based on the time period the options are expected to be outstanding. The risk-free interest rate of between 2.8% and 3.9% is based on the U.S. Treasury rate of a note with the expected maturity of the expected term of the options. The Company has not considered a dividend payment in its calculation and believes that forfeitures will not be significant.

As of March 31, 2009, the total compensation cost related to nonvested awards not yet recognized in the Company’s statements of income is $15.8 million. This amount will be recognized on a weighted average period of 3.2 years.

6. Comprehensive Loss

Other comprehensive loss consists of the following (in thousands):

	Successor	Predecessor	Successor
	Three months ended March 31, 2009	January 1 to February 13, 2008	February 14 to March 31, 2008
Net loss	$(17,361)	$(66,042)	$(17,190)
Change in fair value of derivatives, net of tax	12,147	9,099	3,718
Foreign currency translation adjustment	(438)	(41)	(602)

Other comprehensive loss	$(5,652)	$(56,984)	$(14,074)

Accumulated other comprehensive loss consists of the following (in thousands):

	Defined benefit plans	Change in fair value of derivatives	Foreign currency translation	Total
December 31, 2008	$(4,851)	$(41,736)	$(5,482)	$(52,069)
Net change through March 31, 2009	—	12,147	(438)	11,709

March 31, 2009	$(4,851)	$(29,589)	$(5,920)	$(40,360)

7. Derivatives

The Company uses derivative instruments to manage risks related to interest rates and the purchases of commodities. The Company evaluates each derivative instrument to determine whether it qualifies for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Interest Rate Risks

Certain of the Company’s long-term obligations are subject to interest rate risks. To reduce the risk associated with fluctuations in the interest rate of its floating rate debt, the Company entered into fixed rate contracts in March 2009 with a notional amount of $500.0 million for up to 24 months. The Company elected not to designate the interest rate derivatives as cash flow hedges. Therefore, gains and losses from changes in the fair values of derivatives that are not designated as hedges are recognized in other (income) expense.

Commodity Derivatives

The Company uses financial instruments to manage market risk from changes in commodity prices and selectively hedges anticipated transactions that are subject to commodity price exposure, primarily using commodity contracts relating to raw materials used in its production process. In March 2009, the Company entered into new swaps for copper and aluminum in notional amounts of 18.8 million pounds and 20.4 million pounds, respectively, to fix the purchase price, and thereby substantially reduce the variability of its purchase price for these commodities. The swaps, which expire in 2009, have been designated as cash flow hedges.

For these qualifying cash flow hedges, changes in the fair market value of these hedge instruments are reported in accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Assuming commodity prices remain constant, $39.2 million of derivative losses are expected to be reclassified into earnings within the next twelve months. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense in the Company’s statements of income.

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.

The following table discloses the fair value of the derivative instruments in the Company’s condensed consolidated balance sheets (in thousands):

	Asset derivatives		Liability derivatives
	Fair value as of March 31, 2009		Fair value as of March 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
Commodity contracts	Other assets	$152	Other accrued expenses	$1,107	(1)
Interest rate swaps		—	Other accrued expenses	1,504

		$152		$2,611

(1)	In March 2009, the Company terminated commodity swaps that had a fair value of $38.7 million ($23.8 million net of tax) on the date of termination. The Company determined that the settled derivatives remained effective and that the derivative loss related to the settled positions would remain in other comprehensive income and subsequently reclassified into cost of sales in March 2009 to December 2009 when the end products are sold to the Company’s customers.

Derivatives in SFAS 133 cash flow hedging relationships	Amount of loss recognized in OCI on derivative (effective portion) as of March 31, 2009	Location of loss reclassified from Accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion) for the three months ended March 31, 2009	Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of loss recognized in income on derivative (ineffective portion and amount excluded from ineffectiveness testing) for the three months ended March 31, 2009
Commodity contracts	$29,589	Cost of goods sold	$14,450	Other expense	$932

The following table discloses the effect of derivative instruments on the statements of income that are not designated as hedging instruments (in thousands):

Derivatives not designated as hedging instruments under SFAS 133	Location of loss recognized in income on derivative	Amount of loss recognized in income on derivative for the three months ended March 31, 2009
Interest rate swaps	Other expense	$1,504

Contingent Features

The Company’s derivative instruments contain provisions that require the counterparties’ debt to maintain an investment grade rating. If the rating of the debt were to fall below investment grade, it would be in violation of these provisions which would render the hedging relationship ineffective. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position on March 31, 2009 was $1.1 million. As of March 31, 2009, the counterparties were at or above an acceptable investment grade rating.

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

The Company did not make any contributions to the plan during the first quarter of 2009. The Company will make approximately $0.9 million in contributions to the plan during the remainder of 2009.

The components of net periodic benefit cost recognized during interim periods are as follows (in thousands):

	Successor	Predecessor	Successor
	Three months ended March 31, 2009	January 1 to February 13, 2008	February 14 to March 31, 2008
Service cost	$160	$81	$90
Interest cost	481	219	244
Expected return on plan assets	(441)	(268)	(300)
Amortization of prior service cost	—	1	2
Amortization of net loss	100	—	—

Net periodic benefit cost	$300	$33	$36

9. Contingent Liabilities

On October 26, 2007, a putative class action was filed on behalf of all similarly situated stockholders of the Company in the Harris County District Court, Houston, Texas, styled Call4U, Ltd. v. Carroll, Case Number 2007-66888. A similar case, styled Pipefitters Local No. 636 Defined Benefit Plan vs. Goodman, was later filed and then consolidated with the Call 4U, Ltd. case. The lawsuits named as defendants the Company, all of its directors and Hellman & Friedman, and asserted claims for breach of fiduciary duty against the directors and aiding and abetting such breaches against Hellman & Friedman. The plaintiffs sought an injunction restraining the closing of the merger, reimbursement of associated attorneys’ and experts’ fees and other relief that the court deems proper. On January 4, 2008 Goodman entered into a memorandum of understanding setting out an agreement in principal to settle all claims in the litigation, which settlement is subject to certain conditions precedent, including court approval. As of March 31, 2009, the matter is still pending.

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

Based on analyses of currently available information, it is probable that costs associated with the site will be $0.5 million. We reserved approximately $0.5 million as of March 31, 2009 in accordance with SFAS No. 5, Accounting for Contingencies, although it is possible that costs could exceed this amount by up to approximately $2.7 million. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

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

10. Condensed consolidating financial information

As discussed in Note 4, all of the existing U.S. subsidiaries of the Company (other than AsureCare Corp. and Goodman Global Finance (Delaware) LLC) and all future restricted U.S. subsidiaries of the Company guarantee the Company’s debt obligations. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. The following information presents the condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008 and the condensed consolidating statements of operations and cash flows for the three months ended March 31, 2009 and 2008 of (a) the “Guarantors”, Goodman Global, Inc., and all of the existing U.S. subsidiaries of the Company (other than AsureCare Corp.), (b) the “Non-Guarantors”, Asure Care Corp. and Goodman Canada, L.L.C., and includes eliminating entries and the Company on a consolidated basis. Intercompany transactions between Goodman Global, Inc. and Goodman Canada L.L.C. are recorded as financing activities in the Condensed consolidated statement of cash flows. Goodman Global Finance (Delaware) LLC was formed in April 2009 and therefore is not included in the following information. (All amounts in thousands)

Condensed Consolidating Balance Sheet

	March 31, 2009
	Guarantors	Non-guarantors	Consolidating Entries		Consolidated
Current assets	$622,032	$39,981	$		$662,013
Property, plant and equipment	176,314	143			176,457
Goodwill	1,399,536	—			1,399,536
Identifiable intangibles	797,254	—			797,254
Other assets	34,367	—		(442)	33,925

Total assets	$3,029,503	$40,124		$(442)	$3,069,185

Current liabilities	$213,826	$1,350	$		$215,176
Intercompany payable (receivable)	(19,011)	19,011			—
Long-term debt, less current portion	1,349,302	—			1,349,302
Long-term liabilities	245,345	1,469			246,814
Shareholders’ equity	1,240,041	18,294		(442)	1,257,893

Total liabilities and shareholders’ equity	$3,029,503	$40,124		$(442)	$3,069,185

	December 31, 2008
	Guarantors	Non-guarantors	Consolidating Entries		Consolidated
Current assets	$625,610	$34,373	$		$659,983
Property, plant and equipment	177,527	166			177,693
Goodwill	1,399,536	—			1,399,536
Identifiable intangibles	802,265	—			802,265
Other assets	36,710	—		(442)	36,268

Total assets	$3,041,648	$34,539		$(442)	$3,075,745

Current liabilities	$221,496	$2,244	$		$223,740
Intercompany payable (receivable)	(11,941)	11,941			—
Long-term debt, less current portion	1,347,526	—			1,347,526
Long-term liabilities	240,617	1,565			242,182
Shareholders’ equity	1,243,950	18,789		(442)	1,262,297

Total liabilities and shareholders’ equity	$3,041,648	$34,539		$(442)	$3,075,745

Condensed Consolidating Statement of Operations

	Successor
	Three months ended March 31, 2009
	Guarantors	Non-guarantors	Eliminations	Consolidated
Sales, net	$309,791	$8,851	$(407)	$318,235
Cost of goods sold	238,392	7,764	(407)	245,750
Selling, general and administrative expenses	48,689	1,316	—	50,004
Acquisition-related expenses	—	—	—	—
Depreciation and amortization	12,349	19	—	12,368

Operating profit	10,361	(248)	—	10,113
Interest expense, net	38,186	(60)	—	38,126
Other (income) expense, net	572	(134)	—	439

Earnings before income taxes	(28,397)	(55)	—	(28,452)
Income tax provision	(11,091)	—	—	(11,091)

Net income (loss)	$(17,306)	$(55)	$—	$(17,361)

	Three months ended March 31, 2008 (1)
	Guarantors	Non-guarantors	Eliminations	Consolidated
Sales, net	$353,975	$11,228	$(336)	$364,867
Cost of goods sold	296,817	8,934	(336)	305,415
Selling, general and administrative expenses	48,297	1,672	—	49,969
Acquisition-related expenses	42,939	—	—	42,939
Depreciation and amortization	10,710	16	—	10,726

Operating profit	(44,788)	606	—	(44,182)
Interest expense, net	76,681	(2)	—	76,679
Other (income) expense, net	(625)	138	—	(487)

Earnings before income taxes	(120,844)	470	—	(120,374)
Income tax provision	(37,142)	—	—	(37,142)

Net income (loss)	$(83,702)	$470	$—	$(83,232)

Condensed Consolidating Statement of Cash Flows

	Successor
	Three months ended March 31, 2009
	Guarantors	Non-guarantors	Consolidated
Net cash provided by (used in):
Operating Activities	$(25,861)	$990	$(24,871)
Investing Activities	(6,120)	—	(6,120)
Financing Activities	(7,070)	7,070	—

Net increase (decrease) in cash	(39,051)	8,060	(30,991)
Cash at beginning of period	129,170	14,948	144,118

Cash at end of period	$90,119	$23,008	$113,127

	Three months ended March 31, 2008 (1)
	Guarantors	Non-guarantors	Consolidated
Net cash provided by (used in):
Operating Activities	$(36,226)	$(5,043)	$(41,269)
Investing Activities	(1,945,646)	9	(1,945,637)
Financing Activities	1,979,370	4,488	1,983,858

Net increase (decrease) in cash	(2,502)	(546)	(3,048)
Cash at beginning of period	17,103	1,852	18,955

Cash at end of period	$14,601	$1,306	$15,907

(1)	For comparability purposes, the Predecessor period January 1 to February 13, 2008 and the Successor period February 14 to March 31, 2008 were combined for this presentation.

11. Subsequent Events

In April 2009, the Company entered into two separate transactions to purchase for $58.9 million (inclusive of $1.9 million in accrued interest) approximately $76.0 million aggregate face value of its 13.5%/14% senior subordinated notes. The Company will recognize a gain of $16.6 million in the second quarter of 2009 as a result of this early extinguishment of long-term debt, after taking into consideration the recognition of $2.4 million of previously unamortized deferred financing fees associated with the $76.0 million of senior subordinated notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes that are included herein and the consolidated financial statements and notes and the related Management’s Discussion and Analysis and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC) on March 13, 2009.

Overview

We manufacture and market an extensive line of heating, ventilation and air conditioning (HVAC) products under the Goodman®, Amana® and Quietflex® brands for the residential and light commercial markets primarily in the United States and Canada, and believe that we are the second largest domestic manufacturer of residential and light commercial heating and air conditioning products based on unit sales. Founded in 1975 as a manufacturer of flexible duct, we expanded into the broader HVAC manufacturing market in 1982. Since then, we have expanded our product offerings and maintained our core competency of manufacturing high-quality products at low costs. Our growth and success can be attributed to our strategy of providing a quality, competitively priced product that is designed to be reliable and easy-to-install.

On February 13, 2008 Chill Acquisition, Inc., a Delaware Corporation formed on October 15, 2007, merged with and into Goodman Global, Inc. as the surviving corporation, now a subsidiary of Chill Holdings, Inc. (Parent), a Delaware corporation formed on October 12, 2007 by affiliates of Hellman & Friedman LLC. We refer to this merger as the 2008 Acquisition.

Markets and Sales Channels

Our products are distributed through over 900 distribution points across North America. Our customer relationships include independent distributors, installing contractors or “dealers,” national homebuilders and other national accounts. We sell to dealers primarily through our network of independent distributors and company-operated distribution centers. We sell to some of our independent distribution channel under inventory consignment arrangements. We focus the majority of our marketing on dealers who install residential and light commercial HVAC products. We believe that the dealer is the key participant in a homeowner’s purchasing decision as the dealer is the primary contact for the end user. Given the strategic importance of the dealer, we remain committed to enhancing profitability for this segment of the supply chain while allowing our distributors to achieve their own profit goals. We believe the ongoing focus on the dealer creates loyalty and mutually beneficial relationships between distributors, dealers and us.

Weather, Seasonality and Business Mix

Weather patterns have historically impacted the demand for HVAC products. For example, hot weather in the spring season causes existing older units to fail earlier in the season, driving customers to accelerate replacement of a unit, which might otherwise be deferred in the case of a late season failure. Similarly, unseasonably mild weather diminishes customer demand for both commercial and residential HVAC replacement and repairs. Weather also impacts installation during periods of inclement weather as fewer units are installed due to dealers being delayed or forced to suspend operations.

Although there is demand for our products throughout the year, in each of the past three years approximately 57% to 60% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production also typically occurs in the second and third quarters of the fiscal year.

We believe approximately 20-25% of our sales are associated with residential new construction, with the balance attributable to repair, retrofitting and replacement units. With the current downturn in residential new construction activity, we are seeing a decline in the volume of products we sell into this market.

Costs

Essentially all of our products are manufactured and assembled at facilities in Texas, Tennessee, Florida, Pennsylvania and Arizona. The principal elements of cost of goods sold in our manufacturing operations are component parts, raw materials, factory overhead, labor, transportation costs and warranty. The principal component parts, which, depending on the product, can approach up to 41% of our cost of goods sold, are compressors and motors. We believe that we have good relationships with quality component suppliers. The principal raw materials used in our processes are steel, copper and aluminum. In 2008, we spent over $300.0 million on these raw materials and their cost variability can have a material impact on our results of operations. Shipping and handling costs associated with sales are recorded at the time of the sale. Warranty expense, which is also recorded at the time of sale, is estimated based on historical trends such as incident rates, replacement costs and other factors.

Our selling, general and administrative expenses consist of costs incurred to support our marketing, distribution, engineering, information systems, human resources, finance, purchasing, risk management, legal and tax functions.

Depreciation expense is primarily impacted by capital expenditure levels. Equipment is depreciated on a straight line over the assets’ remaining useful lives. Under the rules of purchase accounting, we adjusted the value of our assets and liabilities to their respective estimated fair values, with any excess of the purchase price over the fair market value of the net assets acquired allocated to goodwill. As a result of these adjustments to our asset basis, our depreciation and amortization expenses increased.

Interest expense, net consists of interest expense and interest income. In addition, interest expense includes the amortization of the financing costs associated with the 2008 Acquisition. In the three months ended March 31, 2008, interest expense included a $49.8 million charge related to the retirement of our predecessor company’s outstanding debt.

Other income, net consists of gains and losses on the disposals of assets, changes in fair value of interest rate derivatives not designated as cash flow hedges, ineffectiveness related to hedge accounting of our commodity swaps and miscellaneous income or expenses.

Income Taxes

At March 31, 2009, we had a valuation allowance of $3.4 million against certain net operating loss carry forwards. As of March 31, 2009, we had net deferred tax liabilities of $109.6 million primarily related to the non-deductibility of the step-up in basis of the assets to fair value in accordance with purchase accounting that related to the 2008 Acquisition and other prior events.

We adopted FASB Interpretation No. 48 (FIN 48) effective January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results. The accounting treatment for recorded tax assets associated with our tax positions reflect our judgment that it is more likely than not that our positions will be respected and the recorded assets will be realized. However, if such positions are challenged, then, to the extent they are not sustained, the expected benefits of the recorded assets and tax positions will not be fully realized.

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

We base many of our assumptions on our historical experience, recent trends and forecasts. We develop our forecasts based upon current and historical operating performance, expected industry and market trends and expected overall economic conditions. Our assumptions about future experience, cash flows and profitability require significant judgment since actual results have fluctuated in the past and are expected to continue to do so.

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 13, 2009. We believe that there have been no significant changes during the quarter ended March 31, 2009 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of operations data for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008(1)
Consolidated statement of operations data:
Sales, net	100.0%	100.0%
Cost of goods sold	77.2	83.7
Selling, general and administrative expenses	15.7	25.5
Depreciation and amortization expense	3.9	2.9

Operating profit	3.2	(12.1)
Interest expense, net	12.0	21.0
Other (income) expense, net	0.1	(0.1)

Earnings before taxes	(8.9)	(33.0)
Provision for income taxes	(3.5)	(10.2)

Net income	(5.4)	(22.8)

(1)	The financial information for the three months ended March 31, 2008 is the combined presentation of the pre-merger period January 1 to February 13, 2008 and post-merger period February 14 to March 31, 2008 and are therefore unaudited non-GAAP financial measures.

Three Months Ended March 31, 2009 Compared to March 31, 2008

Sales, net. Net sales for the three months ended March 31, 2009 were $318.2 million, a $46.7 million, or 12.8%, decrease from $364.9 million for the three months ended March 31, 2008. Sales volume for the three months ended March 31, 2009 was 15.3% lower than the same period in the previous year, primarily as a result of the continuing decline in the residential new construction market and the overall downturn in the economy. The decline in sales volume was partially offset by a 2.0% increase related to a favorable product mix, including the continued shift to higher priced, higher SEER cooling products and 0.6% in price increases.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2009, was $245.8 million, a $59.6 million, or 19.5% decrease from $305.4 million for the three months ended March 31, 2008. Cost of goods sold for the three months ended March 31, 2008 was negatively affected by a $24.0 million purchase accounting treatment of the step-up in the basis of inventory related to the 2008 Acquisition. Excluding the effect of the amortization of the inventory step-up, cost of goods sold as a percentage of net sales was unchanged at 77.2% for the three months ended March 31, 2009 and March 31, 2008.

Selling, general and administrative expense. Selling, general and administrative expense was unchanged at $50.0 million for the three months ended March 31, 2009 and 2008. The $42.9 million in transaction related expenses in the three months ended March 31, 2008 were incurred as a result of the 2008 Acquisition.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2009, was $12.4 million, a $1.7 million or 15.3% increase from $10.7 million for the three months ended March 31, 2008. The increase was primarily due to increased amortization of identifiable intangible assets and depreciation recorded resulting from the 2008 Acquisition.

Operating profit (loss). Operating profit for the three months ended March 31, 2009, was $10.1 million, a $54.3 million increase from a $44.2 million operating loss reported for the three months ended March 31, 2008. The operating loss for the three months ended March 31, 2008 was negatively impacted by the $24.0 million amortization of the inventory step-up and the $42.9 million transaction related expenses discussed above. Excluding the effect of the inventory step-up and the transaction related expenses, operating profits decreased $12.6 million, primarily due to a decrease in sales volume.

Interest expense, net. Interest expense, net for the three months ended March 31, 2009, was $38.1 million, a decrease of $38.6 million from $76.7 million reported for the three months ended March 31, 2008. Interest expense, net for the three months ended March 31, 2008 included a charge of $35.6 million related to the 2008 Acquisition and $14.2 million related to the extinguishment of pre-merger debt. Excluding the effect of the transaction related expenses and extinguishment of predecessor company debt, interest expense increased due to a higher weighted average carrying amount of debt, which was $1,349.3 million at March 31, 2009.

Other (income) expense, net. Other expense for the three months ended March 31, 2009 was $0.4 million, a net change of $0.9 million from $0.5 million in other income reported for the three months ended March 31, 2008. The change in other (income) expense, net is primarily due to the recognition in the three months ended March 31, 2009 of $1.2 million related to hedge ineffectiveness that was partially offset by $0.2 million in foreign currency gains.

Provision for income taxes. The income tax benefit for the three months ended March 31, 2009, was $11.1 million, a decrease of $26.0 million compared to $37.1 million for the same period in 2008. The effective tax rate for the three months ended March 31, 2009 and March 31, 2008 was 38.6% and 30.9% (as a result of the impact of 2008 Acquisition related items), respectively.

Liquidity and Capital Resources and Off-balance Sheet Arrangements

As of March 31, 2009, we had unrestricted cash and cash equivalents of $113.1 million, working capital of $331.0 million and $82.6 million of availability under our revolving credit agreement.

At March 31, 2009, we had $1,349.3 million of net indebtedness outstanding that included $500.0 million of senior subordinated notes, $772.0 million related to our term loan credit agreement and $100.0 million related to our revolving credit agreement. Outstanding commercial and standby letters of credit issued under the credit facility totaled $33.5 million as of March 31, 2009.

In July 2008, we made a prepayment of $26.0 million on our term loan credit agreement. Our next payment due on our long-term debt obligations is a $2.0 million quarterly payment on our term loan credit agreement due December 2011. In April 2009, in two separate transactions, we purchased for $58.9 million (inclusive of $1.9 million in accrued interest) approximately $76.0 million aggregate face value of our 13.5%/14% senior subordinated notes. We will recognize a gain of $16.6 million in the second quarter as a result of the early extinguishment of debt. The repurchased notes are currently held by one of our subsidiaries.

We anticipate paying approximately $111.0 million in interest expense in 2009. At March 31, 2009, we were in compliance with all of the covenants under our term loan credit agreement and revolving credit agreement.

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

From time to time, we may pursue acquisitions, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our revolving credit agreement or through new debt issuances. We may also issue additional equity either directly or in connection with any such acquisitions. There can be no assurance that acquisition funds will be available on terms acceptable to us, or at all.

We and our subsidiaries, affiliates or significant stockholders may from time to time, in our or their sole discretion, continue to purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. However, we have no formal plan of doing so at this time.

Operating activities. For the three months ended March 31, 2009, cash used in operations was $24.9 million compared to $41.3 million used in operations for the three months ended March 31, 2008. Cash from operations for the three months ended March 31, 2009 consisted primarily of a net operating loss of $17.4 million, an increase of $48.3 million in inventory levels in anticipation of upcoming seasonal demand and the termination of $38.7 million in commodity swaps that was partially offset by a decrease of $26.9 million in accounts receivable balances and an increase of $49.0 million in accounts payable obligations, much of which related to inventory purchases. Cash from operations for the three months ended March 31, 2008 was impacted by the 2008 Acquisition and consisted primarily of an $83.2 million net loss that was partially offset by the amortization of $24.0 million in inventory related to the step up in basis and the amortization of $15.2 million in deferred financing fees.

Investing activities. For the three months ended March 31, 2009, cash used in investing activities was $6.1 million compared to $1,945.6 million for the three months ended March 31, 2008. The 2008 usage was primarily due to $1,940.6 million of cash relating to the 2008 Acquisition. Capital expenditures were $6.1 million and $5.0 million for the three months ended March 31, 2009 and 2008, respectively.

Financing activities. For the three months ended March 31, 2009, there was no cash provided by or used in financing activities compared to $1,983.9 million in cash provided by financing activities for the three months ended March 31, 2008. For the three months ended March 31, 2008, we extinguished $655.4 million of our predecessor company debt and received proceeds of $1,373.0 million from long-term debt, net of original issue discount and $1,278.2 million in equity contributions in connection with the 2008 Acquisition and incurred $44.5 million in financing costs and $7.7 million in equity issuance costs.

Recent Accounting Pronouncements

Refer to Note 1 to the notes to condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Cautionary Note on Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance or other statements that are not historical statements that are contained in this annual report under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Examples of forward-looking statements include statements such as the statement of our belief that we have sufficient liquidity to fund our business operations for at least the next twelve months. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in our 2008 Annual Report on Form 10-K under the headings “Risk Factors” as amended or supplemented by the information, if any, in Part II, Item 1A below. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

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

The forward-looking statements included in this quarterly report are made only as of the date hereof. We do not undertake and specifically decline obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or developments, changed circumstances or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates, foreign exchange rates and commodity prices.

We are subject to interest rate and related cash flow risk in connection with borrowings under our term loan and revolving credit facility which totaled $872.0 million at March 31, 2009. To reduce the risk associated with fluctuations in the interest rate of our floating rate debt: (1) In May 2008, we entered into a two-year interest rate cap with a notional amount of $150.0 million (2) In March 2009, we entered into an interest rate swap with a notional amount of $200.0 million which matures in March 2010; and (3) In March 2009, we entered into an interest rate swap with a notional amount of $300.0 million, which matures in March 2011.

Our results of operations can be affected by changes in interest rates due to variable interest rates on our senior secured credit facilities. The annual impact of a 1% increase or decrease in overall interest rates would change our results of operations by $6.4 million ($3.9 million, net of tax) after taking into consideration the impact of the interest rate swaps.

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered and may continue to enter into commodity derivative arrangements. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. We generally do not enter commodity hedges extending beyond eighteen months, although we may choose to do so in the future. We have entered into swaps for a portion of our commodity supply which expire by December 31, 2009. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $4.9 million and $10.3 million as of March 31, 2009 and December 31, 2008, respectively.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information regarding litigation and environmental matters described in Note 9 of the Notes to the Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors we previously disclosed in our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Pursuant to written consents effective as of February 1, 2009, stockholders holding a majority of the outstanding shares of capital stock of Chill Holdings, Inc. and the sole stockholder of the Company, in each case acting by consent in lieu of a meeting, elected the following individuals as members of the boards of directors of Chill Holdings, Inc. and the Company, respectively, each for a term of one year expiring in 2010, to serve until their successors are duly elected and qualified, or until the earlier of their death, resignation or removal: David L. Swift, Lawrence M. Blackburn, Charles A. Carroll, Philip U. Hammarskjold, Robert B. Henske, Erik Ragatz, Saloni K. Saraiya. Mr. Hammarskjold subsequently resigned from the boards of directors of Chill Holdings, Inc. and the Company effective immediately after the Company’s Form 10-K for the year ended December 31, 2008 was filed with the Securities and Exchange Commission on March 13, 2009.

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

Goodman Global, Inc.

Date: May 8, 2009	/s/ Lawrence M. Blackburn
Lawrence M. Blackburn Executive Vice President and Chief Financial Officer