Form 10-Q
period 2009-06-30
Goodman Global Inc
filed 2009-08-14
CIK 1314655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were ten (10) shares outstanding of Goodman Global, Inc.’s common stock, par value $0.01 per share.

GOODMAN GLOBAL, INC.

Part I. Financial Information

ITEM 1.	Financial Statements	3
	Consolidated Condensed Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	3
	Consolidated Condensed Statements of Income for Three and Six Months Ended June 30, 2009 (Successor) (Unaudited), for the Three Months ended June 30, 2008 (Unaudited) and for the periods February 14, 2008 to June 30, 2008 (Successor) (Unaudited) and January 1 to February 13, 2008 (Predecessor) (Unaudited)	4
	Consolidated Condensed Statement of Shareholders’ Equity at June 30, 2009 (Unaudited) and at December 31, 2008	5
	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2009 (Unaudited) and for the periods February 14, 2008 to June 30, 2008 (Successor) (Unaudited) and January 1 to February 13, 2008 (Predecessor) (Unaudited)	6
	Notes to Consolidated Condensed Financial Statements (Unaudited)	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28
ITEM 4.	Controls and Procedures	28

Part II. Other Information

ITEM 1.	Legal Proceedings	29
ITEM 1A.	Risk Factors	29
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
ITEM 3.	Defaults Upon Senior Securities	29
ITEM 4.	Submission of Matters to a Vote of Security Holders	29
ITEM 5.	Other Information	29
ITEM 6.	Exhibits	29

Part I. Financial Information

Item 1.	Financial Statements

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2009 (unaudited)	December 31, 2008
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$57,590	$144,118
Restricted cash	2,700	2,700
Accounts receivable, net of allowance for doubtful accounts ($5.2 million at June 30, 2009 and $3.9 million at December 31, 2008)	320,102	206,821
Inventories	276,426	223,330
Deferred tax assets	45,722	63,714
Other current assets	17,046	19,300

Total current assets	719,586	659,983
Property, plant, and equipment, net	174,800	177,693
Goodwill	1,399,536	1,399,536
Identifiable intangibles	792,244	802,265
Deferred financing costs	29,404	36,268
Other assets	882	—

Total assets	$3,116,452	$3,075,745

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$155,071	$59,664
Revolving credit agreement	50,000	—
Accrued warranty expenses	34,435	37,683
Other accrued expenses	111,749	126,393

Total current liabilities	351,255	223,740
Long-term debt	1,175,005	1,347,526
Deferred tax liabilities	168,494	165,349
Other long-term liabilities	84,387	76,833
Common stock, par value of $.01, 1,000 shares authorized, 10 shares issued and outstanding as of June 30, 2009 and as of December 31, 2008	—	—
Accumulated other comprehensive loss	(23,345)	(52,069)
Additional paid-in capital	1,290,596	1,288,070
Retained earnings	70,060	26,296

Total shareholders’ equity	1,337,311	1,262,297

Total liabilities and shareholders’ equity	$3,116,452	$3,075,745

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Successor	Successor	Successor	Predecessor	Successor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	January 1 to February 13, 2008	February 14 to June 30, 2008
	(unaudited, in thousands)

Sales, net	$583,763	$588,355	$901,998	$147,137	$806,085
Costs and expenses:
Cost of goods sold	395,496	452,026	641,247	115,714	641,727
Selling, general, and administrative expenses	61,585	58,917	111,589	22,677	86,209
Acquisition-related expenses	—	—	—	42,939	—
Depreciation expense	6,921	7,946	14,279	2,791	12,150
Amortization expense	5,011	5,027	10,021	1,044	7,714

Operating profit (loss)	114,750	64,439	124,862	(38,028)	58,285
Interest expense, net	32,152	38,067	70,278	56,176	58,570
Other (income) expense, net	(17,587)	(283)	(17,149)	(347)	(423)

Income (loss) before taxes	100,185	26,655	71,733	(93,857)	138
Income tax expense (benefit)	39,060	9,376	27,969	(27,815)	49

Net income (loss)	$61,125	$17,279	$43,764	$(66,042)	$89

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited, in thousands)

Balance at December 31, 2008	$—	$1,288,070	$26,296	$(52,069)	$1,262,297

Net income	—	—	43,764	—	43,764

Foreign currency translation	—	—	—	1,143	1,143

Change in fair value of derivatives, net of tax	—	—	—	27,581	27,581

Comprehensive income	—	—	—	—	72,488

Accrued stock options	—	2,526	—	—	2,526

Balance at June 30, 2009	$—	$1,290,596	$70,060	$(23,345)	$1,337,311

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Successor	Predecessor	Successor
	Six Months Ended June 30, 2009	January 1 to February 13, 2008	February 14 to June 30, 2008
	(unaudited, in thousands)

Operating activities
Net income (loss)	$43,764	$(66,042)	$89
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	14,279	2,791	12,150
Amortization	10,021	1,044	7,714
Provision for doubtful accounts	3,875	507	3,187
Deferred tax provision	9,677	9,212	(21,447)
Gain on disposal of assets	(228)	(42)	(229)
Gain on repurchase of long-term debt	(16,636)	—	—
Amortization of inventory step-up in basis	—	—	47,991
Compensation expense related to stock options	2,526	6,240	1,984
Amortization of deferred financing costs	4,490	14,548	3,820
Amortization of original issue discount	3,517	—	2,913
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(117,156)	12,579	(135,964)
Inventories	(53,096)	(36,053)	26,349
Other assets	9,688	(67,820)	19,674
Accounts payable and accrued expenses	117,489	80,347	77,243

Net cash provided by (used in) operating activities	32,210	(42,689)	45,474
Investing activities
Purchases of property, plant, and equipment	(11,719)	(3,409)	(3,894)
Proceeds from the sale of property, plant, and equipment	9	1	1,201
Change in restricted cash	—	(100)	—
Acquisition, net of assumed debt	—	—	(1,940,578)

Net cash used in investing activities	(11,710)	(3,508)	(1,943,271)
Financing activities
Proceeds from long-term debt, net of original issue discount	—	—	1,373,000
Repurchase of long-term debt	(57,028)	—	(657,425)
Net borrowing (payments) under revolving line facility	(50,000)	11,500	(25,000)
Equity contribution	—	—	1,278,247
Equity issuance costs	—	(99)	(8,036)
Issuance of stock	—	—	2,978
Deferred financing costs	—	—	(45,409)
Excess tax benefit from exercise of options	—	25,270	—

Net cash provided by (used in) financing activities	(107,028)	36,671	1,918,355

Net increase (decrease) in cash	(86,528)	(9,526)	20,558
Cash at beginning of period	144,118	18,955	9,429

Cash at end of period	$57,590	$9,429	$29,987

Supplementary disclosures of cash flow information:
Cash paid for interest and fees	$39,314	$43,547	$24,493

Cash paid for income taxes	$7,434	$402	$3,504

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2009, Three Months Ended June 30, 2008 and Periods January 1 to February 13, 2008 and February 14 to June 30, 2008

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

The results of operations for the three months and six months ended June 30, 2009, the three months ended June 30, 2008 and periods January 1 to February 13, 2008 and February 14 to June 30, 2008 are not necessarily indicative of the results that may be expected for a full year. Although there is demand for the Company’s products throughout the year, in each of the past three years approximately 57% to 60% of total sales occurred in the second and third quarters of the fiscal year. The Company’s peak production also typically occurs in the second and third quarters of each year.

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

The financial statements for the three and six months ended June 30, 2009, the three months ended June 30, 2008, and periods January 1 to February 13, 2008 and February 14 to June 30, 2008 have been presented to reflect the Company prior to the merger (Predecessor) and subsequent to the merger (Successor).

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This statement also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This statement shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any future material business combinations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment to FASB Statement No. 140,” to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about the following: a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not anticipate that adoption of this statement will have a material impact on its consolidated financial statements.

In June, 2009 the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” to improve financial reporting by enterprises involved with variable interest entities. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which designated the FASB Accounting Standards Codification™ (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities (in addition to guidance issued by the SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company anticipates that it will be able to comply with its requirements.

Recently Adopted Accounting Pronouncements

In the second quarter of 2009, the Company adopted SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 sets forth general standards of accounting for and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated subsequent events through the time of its filing on August 14, 2009, which represents the date the financial statements are issued.

2.	Significant Accounting Policies and Balance Sheet Accounts

The Company’s critical accounting policies are included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed on March 13, 2009. The Company believes that there have been no significant changes during the six months ended June 30, 2009 to the critical accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008.

Restricted Cash and Cash Equivalents

At June 30, 2009 and December 31, 2008, the restricted cash pertains to the Company’s extended warranty program and is invested in United States treasury notes and bills.

Allowance for Doubtful Accounts

A roll forward of receivable reserves consists of the following (in thousands):

	Successor	Predecessor	Successor
	Six months ended June 30, 2009	January 1 to February 13, 2008	February 14 to June 30, 2008
At the beginning of the period	$3,900	$7,032	$6,014
Current period accruals	3,875	507	3,187
Current period uses	(2,536)	(1,525)	(1,245)

At the end of the period	$5,239	$6,014	$7,956

Inventories

Inventory costs include material, labor, depreciation, transportation costs, and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials and parts	$26,699	$24,538
Finished goods	249,727	198,792

Total inventories	$276,426	$223,330

A roll forward of inventory reserves consists of the following (in thousands):

	Successor	Predecessor	Successor
	Six months ended June 30, 2009	January 1 to February 13, 2008	February 14 to June 30, 2008
At the beginning of the period	$4,319	$4,735	$4,802
Current period accruals	1,616	164	866
Current period uses	(633)	(97)	(221)

At the end of the period	$5,302	$4,802	$5,447

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Expenditures for renewals and improvements are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Buildings are depreciated using the straight-line method over the estimated useful lives of the assets, which is 39 years. Equipment is depreciated on a straight-line basis over the assets’ remaining useful lives.

Property, plant and equipment consist of the following (in thousands):

	Useful lives in years	June 30, 2009	December 31, 2008

Land	—	$14,417	$14,417

Buildings and improvements	10-39	49,541	48,863

Equipment	3-10	140,008	128,087

Construction-in-progress	—	9,089	11,575

		213,055	202,942
Less: Accumulated depreciation		(38,255)	(25,249)

Total property, plant and equipment, net		$174,800	$177,693

Deferred Financing Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the period the related debt is anticipated to be outstanding.

Goodwill

Goodwill is the excess of the cost of an acquired company over the amounts assigned to assets acquired and liabilities assumed. Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and other indefinite-lived intangibles are not amortized, but are tested for impairment annually or more frequently if an event occurs or circumstances change that would indicate the carrying amount could be impaired. Impairment testing for goodwill is done at the reporting unit level. An impairment charge generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair market value of the reporting unit. The Company estimates fair value using standard business valuation techniques such as discounted cash flows, industry participant information and reference to comparable business transactions. The discounted cash flow fair value estimates are based on our projected future cash flows and the estimated weighted-average cost of capital of market participants. Management assumptions about expected future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital. Based on the results of our annual impairment tests performed in the fourth quarter of 2008, the Company determined that no impairment of our goodwill existed.

In assessing the fair value of our goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future. The analysis performed in the fiscal 2008 fourth quarter did not indicate an impairment of goodwill and since that time no events or circumstances have occurred that suggest an impairment exists. As of June 30, 2009, there were no indicators noted that would require the Company to re-evaluate its annual impairment test. The Company intends to perform its annual impairment testing in the fourth quarter of 2009.

Identifiable Intangible Assets

The values assigned to amortizable intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount would be charged to amortization expense. Future operating results and residual values could therefore reasonably differ from our current estimates and could require a provision for impairment in a future period. Indefinite lived intangible assets are reviewed in accordance with SFAS 142 by comparison of the fair market value with its carrying amount. SFAS 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives which the Company intends to perform in the fourth quarter of 2009.

The values assigned to the Company’s identifiable intangible assets were determined using the income approach, whereby the fair value of an asset is based on the present value of its estimated future economic benefits. This approach was considered appropriate, as the inherent value of these intangible assets is their ability to generate current and future cash flows. The key assumption in using this approach is the identification of the revenue streams attributable to these assets based on projected future revenues. Amounts allocated to the identifiable intangibles are amortized on a straight-line basis over their estimated useful lives, with no residual value, as follows:

Useful lives in years
Customer relationships	40
Trade names – Amana	15
Trade names – other	Indefinite
Technology	10

Identifiable intangible assets as of June 30, 2009 consist of the following (in thousands):

	Gross	Accumulated amortization	Net

Intangible assets subject to amortization:

Customer relationships	$535,000	$(18,523)	$516,477

Trade names – Amana	40,000	(3,693)	36,307

Technology	40,000	(5,540)	34,460

Total intangible assets subject to amortization	615,000	(27,756)	587,244

Total indefinite-lived trade names	205,000	—	205,000

Total identifiable intangible assets	$820,000	$(27,756)	$792,244

The amortization related to the amortizable intangibles assets in the aggregate will be approximately $20.0 million per year over the next five years.

Accrued Warranty

A roll forward of the liabilities for warranties consists of the following (in thousands):

	Successor	Predecessor	Successor
	Six months ended June 30, 2009	January 1 to February 13, 2008	February 14 to June 30, 2008
At the beginning of the period	$37,683	$39,669	$38,567
Current period accruals	20,738	3,542	16,719
Current period uses	(23,986)	(4,644)	(16,738)

At the end of the period	$34,435	$38,567	$38,548

Other Accrued Expenses

Other accrued expenses consist of the following significant items (in thousands):

	June 30, 2009	December 31, 2008
Accrued rebates	$ 30,945	$ 22,390
Accrued interest	21,607	181
Accrued self insurance reserves	12,128	11,170
Derivative liability	398	52,836
Other	46,671	39,816

Total accrued expenses	$111,749	$126,393

3.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008

Senior subordinated notes	$ 423,962	$ 500,000

Term loan credit agreement	772,000	772,000

Revolving credit agreement	50,000	100,000

Original issue discount	(20,957)	(24,474)

Total long-term debt, net of original issue discount	1,225,005	1,347,526

Current portion of long-term debt	(50,000)	—

Long-term debt	$1,175,005	$1,347,526

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

In April 2009, the Company formed Goodman Global Finance (Delaware) LLC (GGF), a Delaware limited liability company and an unrestricted subsidiary of the Company, that entered into two separate transactions to purchase for $58.9 million (inclusive of $1.9 million in accrued interest) approximately $76.0 million aggregate face value of the Company’s 13.5%/14% senior subordinated notes. The Company recognized a gain of $16.6 million in the second quarter of 2009 as a result of this early extinguishment of long-term debt, after taking into consideration the recognition of $2.4 million of previously unamortized deferred financing costs associated with the $76.0 million of senior subordinated notes. As of June 30, 2009, the $76.0 million in senior subordinated notes were held by GGF.

In February 2008, the Company entered into an $800.0 million term loan credit agreement due 2014 and a $300.0 million revolving credit agreement due 2013, of which $50.0 million was outstanding as of June 30, 2009. The term loan credit agreement has an interest rate of Prime or London Interbank Offered Rate (LIBOR), with a minimum of 3.25% plus applicable margin, based on certain leverage ratios, which was 3.25% and totaled 6.5% as of June 30, 2009. The revolving credit agreement has an interest rate of Prime or LIBOR, plus applicable margin, which totaled 4.25% as of June 30, 2009. The original issue discount is being amortized to interest expense using the effective interest method over the period the debt is anticipated to be outstanding through maturity.

In June 2009, the Company repaid $50.0 million of its revolving credit agreement and in July 2009, the Company made an additional $50.0 million payment to reduce the outstanding balance on the revolving credit agreement to $0. Therefore, the Company reflected the $50.0 million outstanding as of June 30, 2009 as a current obligation.

In July 2008, the Company made a $26.0 million payment on its term loan credit agreement to satisfy its obligation of $2.0 million per quarter for the period beginning July 1, 2008 and ending September 30, 2011. As a result, the Company recognized an expense of $0.8 million of previously unamortized deferred financing fees and $0.9 million of previously unamortized original issue discount that related directly to the amount of the early extinguishment of debt. The next quarterly payment under the term loan credit agreement is due on December 31, 2011.

The Company incurred $45.7 million in loan origination fees and direct loan origination costs, of which $29.4 million was outstanding at June 30, 2009 and is being amortized to interest expense using the effective interest method over the period that the debt is anticipated to be outstanding.

The Company had availability under the revolving credit agreement of $216.7 million at June 30, 2009 after taking into consideration outstanding commercial and standby letters of credit issued under the credit facility, which totaled $33.5 million as of June 30, 2009.

Future maturities of long-term debt by year at June 30, 2009 are as follows (in thousands):

2010	$—

2011	2,000

2012	8,000

2013	8,000

2014	754,000

Thereafter	423,962

Under the term loan credit agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. In addition, under its revolving credit agreement, the Company is required to satisfy and maintain, in certain circumstances, a minimum fixed charge coverage ratio. At June 30, 2009, the Company was in compliance with all of the covenants under its senior term loan credit agreement and revolving credit agreement.

All of the existing U.S. subsidiaries of the Company (other than AsureCare Corp., a Florida corporation, and GGF) and all future restricted U.S. subsidiaries of the Company guarantee its debt obligations. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan. The Company’s and the non-guarantor subsidiaries’ independent assets, revenues, income before taxes, and operating cash flows in total are more than 3% of the consolidated total. As such, separate financial statements of the guarantors are included herein in Note 10 condensed consolidating financial information.

4.	Fair Value Measurements

SFAS No. 157, Fair Value Measurements (SFAS 157) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the Company’s creditworthiness when valuing certain liabilities.

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

The Company’s valuation techniques are applied to all of the assets and liabilities carried at fair value. Currently, the Company’s commodity derivative instruments are carried at fair value under SFAS 157. The fair values are based upon independently sourced market parameters. To ensure that these derivative instruments are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party, which is further discussed in Note 7 Derivatives, and constraints on liquidity. Any such adjustment is not material as of June 30, 2009.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in millions):

	Fair value measurements on a recurring basis
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Restricted cash	$2.7	—	—	$2.7

Derivatives, net	—	6.8	—	6.8

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of all financial instruments for interim reporting periods. In order to determine the fair value of its debt instruments as of June 30, 2009, the Company considered valuation techniques that included the market, income and liquidation approaches in the analysis of its interest bearing debt. The Company elected to determine the fair value of each tranche of interest bearing debt using the income approach. Based upon this approach, the Company estimates the fair value of its interest bearing debt as follows (in thousands):

Interest bearing security	Par Value as of June 30, 2009	Range of Fair Value at June 30, 2009
		Low	High

Senior subordinated notes	$423,962	$406,345	$422,870

Term loan	772,000	735,629	749,174

Revolving credit agreement	50,000	48,004	48,767

5.	Stock Compensation Plans

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

Through June 30, 2009, the Company has issued under the 2008 Plan (1) 6,295,262 million stock options with an exercise price of approximately $10.00 per share and a weighted average fair market value at the date of grant of $3.44 per share and (2) 301,250 shares of Chill Holdings, Inc. common stock that were sold to employees of the Company at $10.00 per share. A portion of the stock options issued under the 2008 Plan vest based on time in installments though 2013, and a portion vest based on achievement of pre-established EBITDA performance targets in installments through 2012. It is the Company’s belief that the performance shares will vest over the installment period. Approximately 1.0 million stock options issued under the 2008 Plan vested during the six months ended June 30, 2009.

The Company also had 54,188 outstanding stock options under a Predecessor equity plan. Under the terms of the February 13, 2008 merger agreement, these options became fully vested and Parent converted these options to 138,849 fully vested stock options of Chill Holdings, Inc.

The Company accounts for its stock options under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company recognized compensation expense of $1.3 million ($0.8 million net of tax) and $2.5 million ($1.6 million net of tax), respectively, during the three and six months ended June 30, 2009 and $1.3 million ($0.8 million after tax) and $2.0 million ($1.2 million after tax), respectively, during the three months ended June 30, 2008 and the period February 14, 2008 to June 30, 2008. The Company recognized $6.4 million ($4.0 million net of tax) in acquisition-related expenses during the period January 1, 2008 to February 13, 2008, when 1.7 million shares vested as a result of the 2008 Acquisition. The Company includes this expense in selling, general and administrative in the accompanying statement of income.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model using assumptions as discussed herein. The expected volatility of 30%-32% at the grant date was based mainly on the volatility of the Company’s competitors. The expected term of the options granted of 7 years is based on the time period the options are expected to be outstanding. The risk-free interest rate of between 2.8% and 3.9% is based on the U.S. Treasury rate of a note with the expected maturity of the expected term of the options. The Company has not considered a dividend payment in its calculation and believes that forfeitures will not be significant.

As of June 30, 2009, the total compensation cost related to nonvested awards not yet recognized in the Company’s statements of income is $14.5 million. This amount will be recognized on a weighted average period of 3.0 years.

6.	Comprehensive Income (Loss)

Other comprehensive income (loss) consists of the following (in thousands):

	Successor		Predecessor	Successor
	Three months ended June 30, 2009	Six months ended June 30, 2009	January 1 to February 13, 2008	February 14 to June 30, 2008

Net income (loss)	$61,125	$43,764	$(66,042)	$89

Fair value of derivatives, net of tax	15,434	27,581	9,099	335

Foreign currency translation adjustment	1,581	1,143	(41)	(701)

Other comprehensive income (loss)	$78,140	$72,488	$(56,984)	$(277)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Defined benefit plans	Change in fair value of derivatives	Foreign currency translation	Total
December 31, 2008	$(4,851)	$(41,736)	$(5,482)	$(52,069)
Net change through June 30, 2009	—	27,581	1,143	28,724

June 30, 2009	$(4,851)	$(14,155)	$(4,339)	$(23,345)

7.	Derivatives

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

Commodity Derivatives

The Company uses financial instruments to manage market risk from changes in commodity prices and selectively hedges anticipated transactions that are subject to commodity price exposure, primarily using commodity contracts relating to raw materials used in its production process. The Company has open positions for copper and aluminum in notional amounts of 16.5 million pounds and 50.3 million pounds, respectively, to fix the purchase price, and thereby substantially reduce the variability of its purchase price for these commodities. The swaps, which expire at various dates through 2011, have been designated as cash flow hedges.

For these qualifying cash flow hedges, changes in the fair market value of these hedge instruments are reported in accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Assuming commodity prices remain constant, $24.5 million of derivative losses are expected to be reclassified into earnings within the next twelve months. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense.

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements.

The following table discloses the fair value of the derivative instruments in the Company’s condensed consolidated balance sheets (in thousands):

	Asset derivatives		Liability derivatives
	Fair value as of June 30, 2009		Fair value as of June 30, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value

Commodity contracts	Other assets	$6,343	Other accrued expenses	$134	(1)
Commodity contracts	Other long term assets	882
Interest rate swaps		—	Other accrued expenses	264

		$7,225		$398

(1)	As of June 30, 2009, the Company had a balance of $21.0 million ($12.9 million net of tax) related to its March 2009 terminated commodity swaps. The Company determined that the settled derivatives remained effective and that the derivative loss related to the settled positions would remain in other comprehensive income and subsequently reclassified into cost of sales in July 2009 to December 2009 when the end products are sold to the Company’s customers.

Derivatives in SFAS 133 cash flow hedging relationships	Amount of loss recognized in OCI on derivative (effective portion) as of June 30, 2009
Commodity contracts	$14,155

Location of loss reclassified from Accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion) for the three months ended June 30, 2009	Amount of loss reclassified from accumulated OCI into income (effective portion) for the six months ended June 30, 2009	Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of (gain) loss recognized in income on derivative (ineffective portion and amount excluded from ineffectiveness testing) for the three months ended June 30, 2009	Amount of (gain) loss recognized in income on derivative (ineffective portion and amount excluded from ineffectiveness testing) for the six months ended June 30, 2009

Cost of goods sold	$14,645	$29,095	Other (income) expense	$(345)	$587

The following table discloses the effect of derivative instruments on the statements of income that are not designated as hedging instruments (in thousands):

Derivatives not designated as hedging instruments under SFAS 133	Location of loss recognized in income on derivative	Amount of (income) loss recognized in income on derivative for the three months ended June 30, 2009	Amount of (income) loss recognized in income on derivative for the six months ended June 30, 2009

Interest rate swaps	Interest expense	$(624)	$943

Contingent Features

The Company’s derivative instruments contain provisions that require the counterparties’ debt to maintain an investment grade rating. If the rating of the debt were to fall below investment grade, it would be in violation of these provisions which would render the hedging relationship ineffective. The aggregate fair value of all derivative instruments with credit-risk related contingent features that are in an asset position on June 30, 2009 was $7.2 million. As of June 30, 2009, the counterparties were at or above an acceptable investment grade rating.

8.	Employee Benefit Plans

The Company sponsors a defined benefit plan, which covers union employees hired on or before December 14, 2002 who have both attained age 21 and completed one year of service. Benefits are provided at stated amounts based on years of service, as defined by the plan. Benefits vest after completion of five years of service. The Company’s funding policy is to make contributions in amounts adequate to fund the benefits to be provided. Plan assets consist primarily of equity and fixed-income securities.

The Company made a $0.3 million contribution to the plan during the second quarter of 2009. The Company will make contributions to the plan during the remainder of 2009 of approximately $0.6 million.

The components of net periodic benefit cost recognized during interim periods are as follows (in thousands):

	Successor			Predecessor	Successor
	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	January 1 to February 13, 2008	February 14 to June 30, 2008
Service cost	$160	$171	$320	$81	$261
Interest cost	481	463	962	219	707
Expected return on plan assets	(441)	(568)	(882)	(268)	(868)
Amortization of prior service cost	—	—	—	1	5
Amortization of net loss	100	3	200	—	—

Net periodic benefit cost	$300	$69	$600	$33	$105

9.	Contingent Liabilities

As part of the equity contribution associated with the sale of the Amana Appliance business in July 2001, the Company agreed to indemnify Maytag for certain potential product liability claims. In light of these potential liabilities, the Company has purchased insurance that the Company expects will shield it from incurring material costs to such potential claims.

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

Based on analyses of currently available information, it is probable that costs associated with the site will be $0.5 million. We reserved approximately $0.5 million as of June 30, 2009 in accordance with SFAS No. 5, Accounting for Contingencies, although it is possible that costs could exceed this amount by up to approximately $2.7 million. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

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

10.	Condensed consolidating financial information

As discussed in Note 3, all of the existing U.S. subsidiaries of the Company (other than AsureCare Corp. and GGF) and all future restricted U.S. subsidiaries of the Company guarantee the Company’s debt obligations. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. The following information presents the condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008, the condensed consolidating statements of operations for the three and six months ended June 30, 2009 and 2008 and the condensed consolidating cash flows for the six months ended June 30, 2009 and 2008 of (a) the “Guarantors”, Goodman Global, Inc., and all of the existing U.S. subsidiaries of the Company (other than AsureCare Corp. and GGF), (b) the “Non-Guarantors”, AsureCare Corp., Goodman Canada, L.L.C. and GGF, and includes eliminating entries and the Company on a consolidated basis. For comparability purposes, the Predecessor period of January 1 to February 13, 2008 and the Successor period from February 14 to June 30, 2008 were combined for this presentation. (All amounts are in thousands).

Condensed Consolidating Balance Sheet

	June 30, 2009
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated

Current assets	$655,148	$68,292	$(3,854)	$719,586
Property, plant and equipment	174,665	135	—	174,800
Goodwill	1,399,536	—	—	1,399,536
Identifiable intangibles	792,244	—	—	792,244
Other assets	33,102	57,028	(59,844)	30,286
Investment in affiliates	23,037	—	(23,307)	—

Total assets	$3,077,732	$125,455	$(86,735)	$3,116,452

Current liabilities	$352,405	$2,704	$(3,854)	$ 351,255
Intercompany payable (receivable)	(98,246)	98,246	—	—
Long-term debt, less current portion	1,251,043	—	(76,038)	1,175,005
Long-term liabilities	251,413	1,468	—	252,881
Shareholders’ equity	1,321,117	23,037	(6,843)	1,337,311

Total liabilities and shareholders’ equity	$3,077,732	$125,455	$(86,735)	$3,116,452

	December 31, 2008
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated

Current assets	$625,610	$34,373	$—	$659,983
Property, plant and equipment	177,527	166	—	177,693
Goodwill	1,399,536	—	—	1,399,536
Identifiable intangibles	802,265	—	—	802,265
Other assets	36,268	—	—	36,268
Investment in affiliates	18,789	—	(18,789)	—

Total assets	$3,059,995	$34,539	$(18,789)	$3,075,745

Current liabilities	$221,496	$2,244	$—	$223,740
Intercompany payable (receivable)	(11,941)	11,941	—	—
Long-term debt, less current portion	1,347,526	—	—	1,347,526
Long-term liabilities	240,617	1,565	—	242,182
Shareholders’ equity	1,262,297	18,789	(18,789)	1,262,297

Total liabilities and shareholders’ equity	$3,059,995	$34,539	$(18,789)	$3,075,745

Condensed Consolidating Statement of Operations

	Successor
	Three months ended June 30, 2009
	Guarantors	Non- guarantors	Consolidating Entries	Consolidated
Sales, net	$563,437	$20,794	$(468)	$583,763
Cost of goods sold	377,539	18,425	(468)	395,496
Selling, general and administrative expenses	60,397	1,188	—	61,585
Acquisition-related expenses	—	—	—	—
Depreciation and amortization	11,912	20	—	11,932

Operating profit	113,589	1,161	—	114,750
Interest expense, net	34,149	(1,997)	—	32,152
Other (income) expense, net	(611)	(340)	(16,636)	(17,587)
Equity in earnings of affiliates	(3,026)	—	3,026	—

Earnings before income taxes	83,077	3,498	13,610	100,185
Income tax provision	38,588	472	—	39,060

Net income (loss)	$44,489	$3,026	$13,610	$61,125

	Three months ended June 30, 2008
	Guarantors	Non- guarantors	Consolidating Entries	Consolidated
Sales, net	$563,860	$24,898	$(403)	$588,355
Cost of goods sold	432,229	20,200	(403)	452,026
Selling, general and administrative expenses	57,271	1,646	—	58,917
Acquisition-related expenses	—	—	—	—
Depreciation and amortization	12,950	23	—	12,973

Operating profit	61,410	3,029	—	64,439
Interest expense, net	38,186	(119)	—	38,067
Other (income) expense, net	(429)	146	—	(283)
Equity in earnings of affiliates	(2,597)	—	2,597	—

Earnings before income taxes	26,250	3,002	(2,597)	26,655
Income tax provision	8,971	405	—	9,376

Net income (loss)	$17,279	$2,597	$(2,597)	$17,279

	Successor
	Six months ended June 30, 2009
	Guarantors	Non- guarantors	Consolidating Entries	Consolidated
Sales, net	$873,228	$29,645	$(875)	$901,998
Cost of goods sold	615,932	26,190	(875)	641,247
Selling, general and administrative expenses	109,086	2,503	—	111,589
Acquisition-related expenses	—	—	—	—
Depreciation and amortization	24,261	39	—	24,300

Operating profit	123,949	913	—	124,862
Interest expense, net	72,334	(2,056)	—	70,278
Other (income) expense, net	(39)	(474)	(16,636)	(17,149)
Equity in earnings of affiliates	(2,978)	—	2,978	—

Earnings before income taxes	54,632	3,443	13,658	71,733
Income tax provision	27,504	465	—	27,969

Net income (loss)	$27,128	$2,978	$13,658	$43,764

	Six months ended June 30, 2008
	Guarantors	Non- guarantors	Consolidating Entries	Consolidated
Sales, net	$918,017	$35,944	$(739)	$953,222
Cost of goods sold	729,046	29,134	(739)	757,441
Selling, general and administrative expenses	105,750	3,136	—	108,886
Acquisition-related expenses	42,939	—	—	42,939
Depreciation and amortization	23,660	39	—	23,699

Operating profit	16,622	3,635	—	20,257
Interest expense, net	114,867	(121)	—	114,746
Other (income) expense, net	(1,054)	284	—	(770)
Equity in earnings of affiliates	(3,003)	—	3,003	—

Earnings before income taxes	(94,188)	3,472	(3,003)	(93,719)
Income tax provision	(28,235)	469	—	(27,766)

Net income (loss)	$(65,953)	$3,003	$(3,003)	$(65,953)

Condensed Consolidating Statement of Cash Flows

	Successor
	Six months ended June 30, 2009
	Guarantors	Non- guarantors	Consolidating Entries	Consolidated
Net cash provided by (used in):
Operating Activities	$(19,204)	$51,414	$—	$32,210
Investing Activities	(11,710)	(57,028)	57,028	(11,710)
Financing Activities	(77,320)	27,320	(57,028)	(107,028)

Net increase (decrease) in cash	(108,234)	21,706	—	(86,528)
Cash at beginning of period	129,170	14,948	—	144,118

Cash at end of period	$20,936	$36,654	$—	$57,590

	Six months ended June 30, 2008
	Guarantors	Non- guarantors	Consolidating Entries	Consolidated
Net cash provided by (used in):
Operating Activities	$16,649	$(13,864)	$—	$2,785
Investing Activities	(1,946,779)	—	—	(1,946,779)
Financing Activities	1,942,152	12,874	—	1,955,026

Net increase (decrease) in cash	12,022	(990)	—	11,032
Cash at beginning of period	17,103	1,852	—	18,955

Cash at end of period	$29,125	$862	$—	$29,987

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We manufacture and market an extensive line of heating, ventilation and air conditioning (HVAC) products primarily under the Goodman®, Amana® and Quietflex® brands for the residential and light commercial markets primarily in the United States and Canada, and believe that we are the second largest domestic manufacturer of residential and light commercial heating and air conditioning products based on unit sales. Founded in 1975 as a manufacturer of flexible duct, we expanded into the broader HVAC manufacturing market in 1982. Since then, we have expanded our product offerings and maintained our core competency of manufacturing high-quality products at low costs. Our growth and success can be attributed to our strategy of providing a quality, competitively priced product that is designed to be reliable and easy-to-install.

On February 13, 2008, Chill Acquisition, Inc., a Delaware Corporation formed on October 15, 2007, merged with and into Goodman Global, Inc. as the surviving corporation, now a subsidiary of Chill Holdings, Inc. (Parent), a Delaware corporation formed on October 12, 2007 by affiliates of Hellman & Friedman LLC. We refer to this merger as the 2008 Acquisition.

Markets and Sales Channels

Our products are distributed through over 900 distribution points across North America. Our customer relationships include independent distributors, installing contractors or “dealers,” national homebuilders and other national accounts. We sell to dealers primarily through our network of independent distributors and company-operated distribution centers. We sell to some of our independent distribution channel under inventory consignment arrangements. We focus the majority of our marketing on dealers who install residential and light commercial HVAC products. We believe that the dealer is the key participant in a homeowner’s purchasing decision, as the dealer is the primary contact for the end user. Given the strategic importance of the dealer, we remain committed to enhancing profitability for this segment of the distribution chain while allowing our distributors to achieve their own profit goals. We believe the ongoing focus on the dealer creates loyalty and mutually beneficial relationships between distributors, dealers and us.

Weather, Seasonality and Business Mix

Weather patterns have historically impacted the demand for HVAC products. For example, hot weather in the spring causes existing older units to fail earlier in the cooling season, driving customers to accelerate replacement of a unit, which might otherwise be deferred in the case of a late season failure. Similarly, unseasonably mild weather diminishes customer demand for both commercial and residential HVAC replacement and repairs. Weather also impacts installation during periods of inclement weather as fewer units are installed due to dealers being delayed or forced to suspend operations.

Although there is demand for our products throughout the year, in each of the past three years approximately 57% to 60% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production also typically occurs in the second and third quarters of the fiscal year.

We believe approximately 15-20% of our sales are associated with residential new construction, with the balance attributable to repair, retrofitting and replacement units. With the current downturn in residential new construction activity, we are seeing a decline in the volume of products we sell into this market.

Costs

Most of our products are manufactured and assembled at facilities in Texas, Tennessee, Florida, Pennsylvania and Arizona. The principal elements of cost of goods sold in our manufacturing operations are component parts, raw materials, factory overhead, labor, transportation costs and warranty. The principal component parts, which, depending on the product, can approach up to 41% of our cost of goods sold, are compressors and motors. We believe that we have good relationships with quality component suppliers. The principal raw materials used in our processes are steel, copper and aluminum. In 2008, we spent over $300.0 million on these raw materials and their cost variability can have a material impact on our results of operations. Shipping and handling costs associated with sales are recorded at the time of the sale. Warranty expense, which is also recorded at the time of sale, is estimated based on historical trends such as incident rates, replacement costs and other factors.

Our selling, general and administrative expenses consist of costs incurred to support our marketing, distribution, engineering, information systems, human resources, finance, purchasing, risk management, legal and tax functions.

Depreciation expense is primarily impacted by capital expenditure levels. Equipment is depreciated on a straight line basis over the assets’ remaining useful lives.

Interest expense, net consists of interest expense and interest income. In addition, interest expense includes the amortization of the financing costs associated with the 2008 Acquisition. In the six months ended June 30, 2008, interest expense included a $49.8 million charge related to the retirement of our predecessor company’s outstanding debt.

Other income, net consists of gains on the repurchase of long-term obligations, ineffectiveness related to hedge accounting of our commodity swaps, gains or losses from foreign currency translations and miscellaneous income or expenses.

Income Taxes

Our effective income tax rates include a federal statutory rate of 35% and can differ for periods presented as a result of certain items, such as state and local taxes, non-deductible expenses and the domestic production activities deduction.

At June 30, 2009, we had a valuation allowance of $3.4 million against certain net operating loss carry forwards. As of June 30, 2009, we had net deferred tax liabilities of $120.0 million primarily related to the non-deductibility of the step-up in basis of the assets to fair value in accordance with purchase accounting that related to the 2008 Acquisition and other prior events.

We adopted FASB Interpretation No. 48 (FIN 48) effective January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and, consequently, affect our operating results. The accounting treatment for recorded tax assets associated with our tax positions reflect our judgment that it is more likely than not that our positions will be respected and the recorded assets will be realized. However, if such positions are challenged, then, to the extent they are not sustained, the expected benefits of the recorded assets and tax positions will not be fully realized.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 13, 2009. We believe that there have been no significant changes during the quarter ended June 30, 2009 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of operations data for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008 (1)
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.7	76.8	71.1	79.5
Selling, general and administrative	10.5	10.0	12.4	11.4
Acquisition-related expenses	—	—	—	4.5
Depreciation and amortization expenses	2.1	2.2	2.7	2.5

Operating profit	19.7	11.0	13.8	2.1
Interest expense, net	5.5	6.5	7.8	12.0
Other (income) expense, net	(3.0)	0.0	(1.9)	(0.1)

Earnings before taxes	17.2	4.5	7.9	(9.8)
Provision for income taxes	6.7	1.6	3.1	(2.9)

Net income	10.5	2.9	4.8	(6.9)

(1)	The financial information for the six months ended June 30, 2008 is the combined presentation of the pre-merger period January 1 to February 13, 2008 and post-merger period February 14 to June 30, 2008 and are therefore unaudited non-GAAP financial measures.

Three Months Ended June 30, 2009 Compared to June 30, 2008

Sales, net. Net sales for the three months ended June 30, 2009 were $583.8 million, a $4.6 million decrease from $588.4 million for the three months ended June 30, 2008. Sales volume for the three months ended June 30, 2009 was 6.1% lower than the same period in the previous year, primarily as a result of the declines in the residential new construction market and the overall downturn in the economy. The decline in sales volume was partially offset by a 4.0% increase related to a favorable product mix, including the continued shift to higher priced, higher SEER cooling products, and 1.3% from previously implemented price increases.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2009 was $395.5 million, a $56.5 million decrease from $452.0 million for the three months ended June 30, 2008. Cost of goods sold for the three months ended June 30, 2008 was negatively affected by a $24.0 million purchase accounting treatment of the step-up in the basis of inventory related to the 2008 Acquisition. Excluding the effect of the amortization of the inventory step-up, cost of goods sold as a percentage of net sales decreased from 72.7% for the three months ended June 30, 2008 to 67.7% for the three months ended June 30, 2009. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product designs, a reduction in certain raw material costs and the shift in product mix to higher margin products.

Selling, general and administrative expense. Selling, general and administrative expense was $61.6 million for the three months ended June 30, 2009, a $2.7 million increase from $58.9 million for the three months ended June 30, 2008 and related primarily to increases in payroll related expenses. As a percentage of net sales, selling, general and administrative expenses were 10.5% and 10.0% for the three months ended June 30, 2009 and 2008, respectively.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2009 was $11.9 million, a $1.1 million decrease from $13.0 million for the three months ended June 30, 2008. The decrease was the result of a certain group of assets that were assigned a one year life on the date of the 2008 Acquisition and became fully depreciated in the first quarter of 2009.

Operating profit. Operating profit for the three months ended June 30, 2009 was $114.8 million, a $50.4 million increase from a $64.4 million reported for the three months ended June 30, 2008. The operating profit for the three months ended June 30, 2008 was negatively impacted by the $24.0 million amortization of the inventory step-up discussed above. Excluding the effect of the inventory step-up, operating profit increased $26.3 million primarily due to cost-reducing product designs, a reduction in certain raw material costs and the shift in product mix to higher margin products.

Interest expense, net. Interest expense, net for the three months ended June 30, 2009, was $32.2 million, a decrease of $5.9 million from $38.1 million reported for the three months ended June 30, 2008. This decrease was primarily the result of having less debt outstanding and lower interest rates on our term loan and revolving credit agreements in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Our outstanding debt was $1,225.0 million at June 30, 2009 as compared to $1,348.9 million at June 30, 2008.

Other (income) expense, net. Other income for the three months ended June 30, 2009 was $17.6 million, a net change of $17.3 million from $0.3 million reported for the three months ended June 30, 2008. The change in other (income) expense, net is primarily due to the recognition in the three months ended June 30, 2009 of $16.6 million gain related to the repurchase of senior subordinated notes, $0.4 million gain related to hedge ineffectiveness and $0.5 million in foreign currency gains.

Provision for income taxes. The income tax expense for the three months ended June 30, 2009, was $39.1 million, an increase of $29.7 million compared to $9.4 million for the same period in 2008. The effective tax rate for the three months ended June 30, 2009 and June 30, 2008 was 39.0%, a 3.8% increase from the effective tax rate of 35.2% for the three months ended June 30, 2008. The difference was primarily the result of the estimated tax benefit from the domestic production activities deduction in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to June 30, 2008

Sales, net. Net sales for the six months ended June 30, 2009 were $902.0 million, a $51.2 million decrease from $953.2 million for the six months ended June 30, 2008. Sales volume for the six months ended June 30, 2009 was 9.7% lower than the same period in the previous year, primarily as a result of the declines in the residential new construction market and the overall downturn in the economy. The decline in sales volume was partially offset by a 3.2% increase related to a favorable product mix, including the continued shift to higher priced, higher SEER cooling products and 1.1% in price increases.

Cost of goods sold. Cost of goods sold for the six months ended June 30, 2009 was $641.2 million, a $116.2 million decrease from $757.4 million for the six months ended June 30, 2008. Cost of goods sold for the six months ended June 30, 2008 was negatively affected by a $48.0 million purchase accounting treatment of the step-up in the basis of inventory related to the 2008 Acquisition. Excluding the effect of the amortization of the inventory step-up, cost of goods sold as a percentage of net sales decreased from 74.4% for the three months ended June 30, 2008 to 71.1% for the three months ended June 30, 2009. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product designs, a reduction in certain raw material costs and the shift in product mix to higher margin products.

Selling, general and administrative expense. Selling, general and administrative expense was $111.6 million for the six months ended June 30, 2009, a $2.7 million increase from $108.9 million for the six months ended June 30, 2008 and related primarily to payroll-related expenses. As a percentage of net sales, selling, general and administrative expenses were 12.4% and 11.4% for the six months ended June 30, 2009 and 2008, respectively.

Acquisition-related expenses. We incurred $42.9 million in transaction-related expenses in the six months ended June 30, 2008 as a result of the 2008 Acquisition.

Depreciation and amortization expense. Depreciation and amortization expense was $24.3 million for the six months ended June 30, 2009, a $0.6 million increase from $23.7 million for the six months ended June 30, 2008. A $1.3 million increase in amortization expense related to the 2008 Acquisition was partially offset by a $0.6 million decrease in depreciation related to fully depreciated assets.

Operating profit (loss). Operating profit for the six months ended June 30, 2009 was $124.9 million, a $104.6 million increase from a $20.3 million operating profit reported for the six months ended June 30, 2008. The operating profit for the six months ended June 30, 2008 was negatively impacted by the $48.0 million amortization of the inventory step-up and the $42.9 million transaction related expenses. Excluding the effect of the inventory step-up and the transaction related expenses, operating profit increased $13.7 million, primarily due to cost-reducing product designs, a reduction in certain raw material costs and the shift in product mix to higher margin products.

Interest expense, net. Interest expense, net for the six months ended June 30, 2009 was $70.3 million, a decrease of $44.4 million from $114.7 million reported for the six months ended June 30, 2008. Interest expense, net for the six months ended June 30, 2008 included a $49.8 million charge related to the retirement of our predecessor company’s outstanding debt. Excluding the charge related to the extinguishment of predecessor company debt, interest expense increased by approximately $5.4 million. The 2008 Acquisition debt was issued in mid-February 2008 and, on a comparative basis, was outstanding for a longer period in 2009. This was partially offset by an April 2009 reduction in the outstanding amount of our senior notes and a 2009 reduction the interest rates of our term loan and revolving credit agreements. Our outstanding debt was $1,225.0 million at June 30, 2009 as compared to $1,348.9 million at June 30, 2008.

Other (income) expense, net. Other income for the six months ended June 30, 2009 was $17.1 million, a net change of $16.3 million from $0.8 million in other income reported for the six months ended June 30, 2008. The change in other (income) expense, net is primarily due to the recognition in the six months ended June 30, 2009 of $16.6 million gain related to the repurchase of our senior subordinated notes and $0.7 million in foreign currency gains, partially offset by $0.8 million related to hedge ineffectiveness.

Provision for income taxes. The income tax expense for the six months ended June 30, 2009 was $28.0 million, an increase of $55.8 million compared to an income tax benefit of $27.8 million for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 was 39.0%, a 9.4% increase from the effective tax rate of 29.6% for the six months ended June 30, 2008. The difference was primarily the result of non-deductible transaction costs in the six months ended June 30, 2008 related to the 2008 Acquisition.

Liquidity and Capital Resources and Off-balance Sheet Arrangements

As of June 30, 2009, we had unrestricted cash and cash equivalents of $57.6 million, working capital of $358.0 million and $216.7 million of availability under our revolving credit agreement.

At June 30, 2009, we had $1,225.0 million of net indebtedness outstanding that included $424.0 million of senior subordinated notes, $772.0 million related to our term loan credit agreement and $50.0 million related to our revolving credit agreement. Outstanding commercial and standby letters of credit issued under the credit facility totaled $33.5 million as of June 30, 2009.

In June 2009, we repaid $50.0 million of our outstanding revolving credit agreement, and in July 2009, we made an additional $50 million payment to reduce the outstanding balance of our revolving credit agreement to $0. In April 2009, in two separate transactions, we purchased for $58.9 million (inclusive of $1.9 million in accrued interest) approximately $76.0 million aggregate face value of our 13.5%/14% senior subordinated notes. We recognized a gain of $16.6 million as a result of the early extinguishment of debt. The repurchased notes are currently held by Goodman Global Finance (Delaware) LLC, an unrestricted subsidiary of Goodman Global, Inc. In July 2008, we made a prepayment of $26.0 million on our term loan credit agreement. The next payment required on our long-term debt obligations is a $2.0 million quarterly payment on our term loan credit agreement due December 2011.

We anticipate paying approximately $115.0 million in interest expense in 2009 related to our outstanding debt. At June 30, 2009, we were in compliance with all of the covenants under our term loan credit agreement and revolving credit agreement.

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

From time to time, we may pursue acquisitions, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund any future acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our revolving credit agreement or through new debt issuances. We may also issue additional equity either directly or in connection with any such acquisitions. There can be no assurance that acquisition funds will be available on terms acceptable to us, or at all.

We and our subsidiaries, affiliates or significant stockholders may from time to time, in our or their sole discretion, continue to purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. However, we have no formal plan of doing so at this time.

Operating activities. For the six months ended June 30, 2009, cash provided by operations was $32.2 million compared to $2.8 million provided by operations for the six months ended June 30, 2008. Cash provided by operations for the six months ended June 30, 2009 consisted primarily of net operating income of $43.8 million, increased by $24.3 million in depreciation and amortization and a $9.7 million change in deferred taxes. This was partially offset by a $16.6 million gain on the repurchase of $76.0 million in senior notes and a $43.1 million net decrease that was primarily related to the changes in working capital consistent with the seasonality of our business. Cash from operations for the six months ended June 30, 2008 was impacted by approximately $78.6 million of expenses related to the 2008 Acquisition. Additionally, cash from operations decreased due to higher interest expense associated with debt incurred in connection with the 2008 Acquisition and a net decrease that was primarily related to the changes in working capital consistent with the seasonality of our business.

Investing activities. For the six months ended June 30, 2009, cash used in investing activities was $11.7 million compared to $1,946.8 million for the six months ended June 30, 2008. The 2009 usage was primarily due to $11.7 million in purchases of property, plant and equipment. For the six months ended June 30, 2008, cash usage was primarily due to $1,940.6 million of cash related to the 2008 Acquisition.

Financing activities. For the six months ended June 30, 2009, cash used in financing activities was $107.0 million compared to $1,955.0 million of cash provided by financing activities for the six months ended June 30, 2008. During 2009, we reduced our outstanding revolving credit facility by $50.0 million and, as previously discussed, repurchased $76.0 million of our outstanding senior notes for $57.0 million (exclusive of accrued interest). For the six months ended June 30, 2008, we extinguished our predecessor company debt and received proceeds of $1,373.0 million from long-term debt, net of original issue discount, and $1,278.2 million in equity contributions in connection with the 2008 Acquisition. In addition, for the six months ended June 30, 2008, we repaid $13.5 million in borrowings under our revolving credit facility and incurred deferred financing costs of $45.4 million and equity issuance costs of $8.0 million associated with the 2008 Acquisition.

Recent Accounting Pronouncements

Refer to Note 1 to the notes to condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Cautionary Note on Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance or other statements that are not historical statements that are contained in this quarterly report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Examples of forward-looking statements include statements such as the statement of our belief that we have sufficient liquidity to fund our business operations for at least the next twelve months. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in our 2008 Annual Report on Form 10-K under the heading “Risk Factors” as amended or supplemented by the information, if any, in Part II, Item 1A below. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

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

We are exposed to market risks, which arise during the normal course of business from changes in interest rates, commodity prices and foreign exchange rates.

We are subject to interest rate and related cash flow risk in connection with borrowings under our term loan and revolving credit facility which totaled $822.0 million at June 30, 2009. To reduce the risk associated with fluctuations in the interest rate of our floating rate debt: (1) in May 2008, we entered into a two-year interest rate cap with a notional amount of $150.0 million that matures in May 2010; (2) in March 2009, we entered into an interest rate swap with a notional amount of $200.0 million which matures in March 2010; and (3) in March 2009, we entered into an interest rate swap with a notional amount of $300.0 million which matures in March 2011.

Our results of operations can be affected by changes in interest rates due to variable interest rates on our term loan credit agreement and revolving credit agreement. The annual impact of a 1% increase or decrease in overall interest rates would change our results of operations by $6.3 million ($3.8 million, net of tax) after taking into consideration the impact of the interest rate swaps.

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered and may continue to enter into commodity derivative arrangements. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. We have entered into swaps for a portion of our commodity supply which expire through December 31, 2011 which had a net fair value as an asset of $7.1 million ($4.4 million net of tax) as of June 30, 2009. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $5.9 million ($3.6 million, net of tax) as of June 30, 2009.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Goodman Global, Inc.

Date: August 14, 2009	/s/ Lawrence M. Blackburn
Lawrence M. Blackburn Executive Vice President and Chief Financial Officer