Form 10-Q
period 2009-09-30
Goodman Global Inc
filed 2009-11-10
CIK 1314655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, there were ten (10) shares outstanding of Goodman Global, Inc.’s common stock, par value $0.01 per share.

GOODMAN GLOBAL, INC.

Part I. Financial Information

ITEM 1.	Financial Statements	3

	Consolidated Condensed Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3
	Consolidated Condensed Statements of Income for Three and Nine Months Ended September 30, 2009 (Successor) (Unaudited), for the Three Months ended September 30, 2008 (Successor) (Unaudited) and for the periods February 14, 2008 to September 30, 2008 (Successor) (Unaudited) and January 1 to February 13, 2008 (Predecessor) (Unaudited)	4
	Consolidated Condensed Statement of Shareholders’ Equity at September 30, 2009 (Unaudited) and at December 31, 2008	5
	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2009 (Unaudited) and for the periods February 14, 2008 to September 30, 2008 (Successor) (Unaudited) and January 1 to February 13, 2008 (Predecessor) (Unaudited)	6
	Notes to Consolidated Condensed Financial Statements (Unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4.	Controls and Procedures	28

Part II. Other Information

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3.	Defaults Upon Senior Securities	29

ITEM 4.	Submission of Matters to a Vote of Security Holders	29

ITEM 5.	Other Information	29

ITEM 6.	Exhibits	29

Part I. Financial Information

Item 1.	Financial Statements

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2009 (unaudited)	December 31, 2008
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$124,918	$144,118
Restricted cash	2,700	2,700
Accounts receivable, net of allowance for doubtful accounts ($6.1 million at September 30, 2009 and $3.9 million at December 31, 2008)	229,937	206,821
Inventories	267,384	223,330
Deferred tax assets	35,610	63,714
Other current assets	30,038	19,300

Total current assets	690,587	659,983
Property, plant, and equipment, net	172,390	177,693
Goodwill	1,399,536	1,399,536
Identifiable intangibles	787,233	802,265
Deferred financing costs	27,357	36,268
Other assets	3,533	—

Total assets	$3,080,636	$3,075,745

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$102,657	$59,664
Accrued warranty expenses	31,504	37,683
Other accrued expenses	106,282	126,393

Total current liabilities	240,443	223,740
Long-term debt	1,176,710	1,347,526
Deferred tax liabilities	171,580	165,349
Other long-term liabilities	91,095	76,833
Common stock, par value of $.01, 1,000 shares authorized, 10 shares issued and outstanding as of September 30, 2009 and as of December 31, 2008	—	—
Accumulated other comprehensive loss	(5,214)	(52,069)
Additional paid-in capital	1,292,936	1,288,070
Retained earnings	113,086	26,296

Total shareholders’ equity	1,400,808	1,262,297

Total liabilities and shareholders’ equity	$3,080,636	$3,075,745

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Successor	Successor	Successor	Predecessor	Successor
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	January 1 to February 13, 2008	February 14 to September 30, 2008
	(unaudited, in thousands)
Sales, net	$530,642	$533,718	$1,432,640	$147,137	$1,339,803
Costs and expenses:
Cost of goods sold	357,444	380,315	998,691	115,714	1,022,042
Selling, general, and administrative expenses	61,725	52,291	173,314	22,677	138,500
Acquisition-related expenses	—	—	—	42,939	—
Depreciation expense	7,028	7,897	21,307	2,791	20,047
Amortization expense	5,010	5,011	15,031	1,044	12,725

Operating profit (loss)	99,435	88,204	224,297	(38,028)	146,489
Interest expense, net	32,646	39,269	102,924	56,176	97,839
Other (income) expense, net	(1,786)	308	(18,935)	(347)	(115)

Income (loss) before taxes	68,575	48,627	140,308	(93,857)	48,765
Income tax expense (benefit)	25,549	18,337	53,518	(27,815)	18,386

Net income (loss)	$43,026	$30,290	$86,790	$(66,042)	$30,379

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited, in thousands)
Balance at December 31, 2008	$—	$1,288,070	$26,296	$(52,069)	$1,262,297

Net income	—	—	86,790	—	86,790

Foreign currency translation	—	—	—	2,605	2,605

Change in fair value of derivatives, net of tax	—	—	—	44,250	44,250

Comprehensive income	—	—	—	—	133,645

Stock compensation amortization	—	4,866	—	—	4,866

Balance at September 30, 2009	$—	$1,292,936	$113,086	$(5,214)	$1,400,808

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Successor	Predecessor	Successor
	Nine Months Ended September 30, 2009	January 1 to February 13, 2008	February 14 to September 30, 2008
	(unaudited, in thousands)
Operating activities
Net income (loss)	$86,790	$(66,042)	$30,379
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	21,307	2,791	20,047
Amortization	15,031	1,044	12,725
Provision for doubtful accounts	6,020	507	4,255
Deferred tax provision	16,266	9,212	(14,761)
Gain on disposal of assets	(308)	(42)	(327)
Gain on repurchase of long-term debt	(16,636)	—	—
Amortization of inventory step-up in basis	—	—	47,991
Compensation expense related to stock options	3,805	6,240	3,280
Amortization of deferred financing costs	6,538	14,548	7,096
Amortization of original issue discount	5,222	—	5,711
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(29,137)	12,579	(48,894)
Inventories	(44,054)	(36,053)	34,193
Other assets	(2,432)	(67,820)	78,173
Accounts payable and accrued expenses	84,616	80,347	5,551

Net cash provided by (used in) operating activities	153,028	(42,689)	185,419

Investing activities
Purchases of property, plant, and equipment	(16,270)	(3,409)	(9,470)
Proceeds from the sale of property, plant, and equipment	9	1	1,263
Change in restricted cash	—	(100)	—
Acquisition, net of assumed debt	—	—	(1,940,685)

Net cash used in investing activities	(16,261)	(3,508)	(1,948,892)

Financing activities
Proceeds from long-term debt, net of original issue discount	—	—	1,373,000
Repurchase of long-term debt	(57,028)	—	(683,425)
Net borrowing (payments) under revolving line facility	(100,000)	11,500	(5,000)
Equity contribution	—	—	1,278,247
Equity issuance costs	—	(99)	(8,120)
Issuance of stock	—	—	3,013
Deferred financing costs	—	—	(45,525)
Excess tax benefit from exercise of options	1,061	25,270	—

Net cash provided by (used in) financing activities	(155,967)	36,671	1,912,190

Net increase (decrease) in cash	(19,200)	(9,526)	148,717
Cash at beginning of period	144,118	18,955	9,429

Cash at end of period	$124,918	$9,429	$158,146

Supplementary disclosures of cash flow information:
Cash paid for interest and fees	$81,698	$43,547	$75,520

Cash paid for income taxes	$23,783	$402	$6,733

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

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

The results of operations for the three months and nine months ended September 30, 2009, the three months ended September 30, 2008 and periods January 1 to February 13, 2008 and February 14 to September 30, 2008 are not necessarily indicative of the results that may be expected for a full year. Although there is demand for the Company’s products throughout the year, in each of the past three years approximately 57% to 60% of total sales occurred in the second and third quarters of the fiscal year. The Company’s peak production also typically occurs in the second and third quarters of each year.

The Company follows Financial Accounting Standards Board (FASB) accounting standards in the evaluation of its reporting requirements related to business segments. The Company’s consolidated financial information is reviewed by the chief decision makers, and the business is managed under one operating and marketing strategy, the Company operates under one reportable segment. Long-lived assets outside the United States have not been significant.

Recent Developments

On February 13, 2008, Chill Acquisition, Inc., a Delaware Corporation formed on October 15, 2007, merged with and into Goodman Global, Inc. as the surviving corporation, now a subsidiary of Chill Holdings, Inc. (Parent), a Delaware corporation formed on October 12, 2007 by affiliates of Hellman & Friedman LLC. This is referred to as the 2008 Acquisition.

The financial statements for the three and nine months ended September 30, 2009, the three months ended September 30, 2008, and periods January 1 to February 13, 2008 and February 14 to September 30, 2008 have been presented to reflect the Company prior to the merger (Predecessor) and subsequent to the merger (Successor).

Recent Accounting Pronouncements

In December 2008, the FASB issued authoritative guidance on employer’s disclosures about postretirement benefit plan assets, which is effective for fiscal years ending after December 15, 2009. The new requirement expands disclosures for assets held by employer pension and other postretirement benefit plans. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on accounting for transfers of financial assets, which is effective for reporting periods beginning after November 15, 2009. The new requirement limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by the new requirement. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

February 13, 2008 and February 14 to September 30, 2008

(Unaudited)

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

2. Significant Accounting Policies and Balance Sheet Accounts

The Company’s critical accounting policies are included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed on March 13, 2009. The Company believes that there have been no significant changes during the nine months ended September 30, 2009 to the critical accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008.

Restricted Cash and Cash Equivalents

At September 30, 2009 and December 31, 2008, the restricted cash pertains to the Company’s extended warranty program and is invested in United States treasury notes and bills.

Allowance for Doubtful Accounts

A roll forward of receivable reserves consists of the following (in thousands):

	Successor	Predecessor	Successor
	Nine months ended September 30, 2009	January 1 to February 13, 2008	February 14 to September 30, 2008
At the beginning of the period	$3,900	$7,032	$6,014
Current period accruals	6,020	507	4,255
Current period uses	(3,867)	(1,525)	(5,916)

At the end of the period	$6,053	$6,014	$4,353

Inventories

Inventory costs include material, labor, depreciation, transportation costs, and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials and parts	$22,588	$24,538
Finished goods	244,796	198,792

Total inventories	$267,384	$223,330

A roll forward of inventory reserves consists of the following (in thousands):

	Successor	Predecessor	Successor
	Nine months ended September 30, 2009	January 1 to February 13, 2008	February 14 to September 30, 2008
At the beginning of the period	$4,319	$4,735	$4,802
Current period accruals	2,370	164	1,417
Current period uses	(1,153)	(97)	(418)

At the end of the period	$5,536	$4,802	$5,801

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

February 13, 2008 and February 14 to September 30, 2008

(Unaudited)

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Expenditures for renewals and improvements are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Buildings and improvements and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.

Property, plant and equipment consist of the following (in thousands):

	Useful lives in years	September 30, 2009	December 31, 2008
Land	—	$14,417	$14,417
Buildings and improvements	10-39	49,562	48,863
Equipment	3-10	144,642	128,087
Construction-in-progress	—	10,311	11,575

		218,932	202,942
Less: Accumulated depreciation		(46,542)	(25,249)

Total property, plant and equipment, net		$172,390	$177,693

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

In assessing the fair value of our goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future. The analysis performed in the fiscal 2008 fourth quarter did not indicate an impairment of goodwill and since that time no events or circumstances have occurred that suggest an impairment exists. As of September 30, 2009, there were no indicators noted that would require the Company to re-evaluate its annual impairment test. The Company intends to perform its annual impairment testing in the fourth quarter of 2009.

Identifiable Intangible Assets

The values assigned to amortizable intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount would be charged to amortization expense. Future operating results and residual values could therefore reasonably differ from our current estimates and could require a provision for impairment in a future period. Indefinite lived intangible assets are reviewed in accordance with FASB accounting standards by comparison of the fair market value with its carrying amount. The Company intends to perform in the fourth quarter of 2009 the required annual tests for impairment of goodwill and intangible assets that have indefinite useful lives.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

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

Useful lives in years
Customer relationships	40
Trade names – Amana	15
Trade names – other	Indefinite
Technology	10

Identifiable intangible assets as of September 30, 2009 consist of the following (in thousands):

	Gross	Accumulated amortization	Net
Intangible assets subject to amortization:
Customer relationships	$535,000	$(21,867)	$513,133
Trade names – Amana	40,000	(4,360)	35,640
Technology	40,000	(6,540)	33,460

Total intangible assets subject to amortization	615,000	(32,767)	582,233
Total indefinite-lived trade names	205,000	—	205,000

Total identifiable intangible assets	$820,000	$(32,767)	$787,233

The amortization related to the amortizable intangibles assets in the aggregate will be approximately $20.0 million per year over the next five years.

Accrued Warranty

A roll forward of the liabilities for warranties consists of the following (in thousands):

	Successor	Predecessor	Successor
	Nine months ended September 30, 2009	January 1 to February 13, 2008	February 14 to September 30, 2008
At the beginning of the period	$37,683	$39,669	$38,567
Current period accruals	40,278	3,542	40,922
Current period uses	(46,457)	(4,644)	(42,929)

At the end of the period	$31,504	$38,567	$36,560

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

February 13, 2008 and February 14 to September 30, 2008

(Unaudited)

Other Accrued Expenses

Other accrued expenses consist of the following significant items (in thousands):

	September 30, 2009	December 31, 2008
Accrued rebates	$28,323	$22,390
Accrued payroll	27,253	16,311
Accrued self insurance reserves	12,578	11,170
Accrued interest	7,292	181
Derivative liability	1,265	52,836
Other	29,571	23,505

Total accrued expenses	$106,282	$126,393

3. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Senior subordinated notes	$423,962	$500,000
Term loan credit agreement	772,000	772,000
Revolving credit agreement	—	100,000
Original issue discount	(19,252)	(24,474)

Total long-term debt, net of original issue discount	1,176,710	1,347,526
Current portion of long-term debt	—	—

Long-term debt	$1,176,710	$1,347,526

Senior subordinated notes

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

In April 2009, the Company formed Goodman Global Finance (Delaware) LLC (GGF), a Delaware limited liability company and an unrestricted subsidiary of the Company, that entered into two separate transactions to purchase for $58.9 million (inclusive of $1.9 million in accrued interest) approximately $76.0 million aggregate face value of the Company’s 13.5%/14% senior subordinated notes. The Company recognized a gain of $16.6 million in the second quarter of 2009 as a result of this early extinguishment of long-term debt, after taking into consideration the recognition of $2.4 million of previously unamortized deferred financing costs associated with the $76.0 million of senior subordinated notes. As of September 30, 2009, the $76.0 million in senior subordinated notes were held by GGF.

Term loan credit agreement/revolving credit agreement

In February 2008, the Company entered into an $800.0 million term loan credit agreement due 2014 and a $300.0 million revolving credit agreement due 2013. The term loan credit agreement has an interest rate of Prime or London Interbank Offered Rate (LIBOR), with a minimum of 3.25% plus applicable margin, based on certain leverage ratios, which was 3.0% and totaled 6.25% as of September 30, 2009. The revolving credit agreement has an interest rate of Prime or LIBOR, plus applicable margin, which was 1.0% and totaled 4.25% as of September 30, 2009.

As of September 30, 2009, the Company owed $772.0 million on its term loan credit agreement and had no outstanding obligation on its revolving credit agreement.

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

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

February 13, 2008 and February 14 to September 30, 2008

(Unaudited)

The Company had availability under the revolving credit agreement of $197.5 million at September 30, 2009 after taking into consideration outstanding commercial and standby letters of credit issued under the credit facility, which totaled $33.5 million as of September 30, 2009.

Original issue discount

The term loan credit agreement included an original issue discount of $32.0 million. It is being amortized to interest expense using the effective interest method over the period the debt is anticipated to be outstanding through maturity. As of September 30, 2009, the unamortized balance of the original issue discount was $19.3 million.

Deferred financing fees

The Company incurred $45.7 million in loan origination fees and direct loan origination costs, of which $27.4 million was outstanding at September 30, 2009 and is being amortized to interest expense using the effective interest method over the period that the debt is anticipated to be outstanding.

Future maturities of long-term debt by year at September 30, 2009 are as follows (in thousands):

2010	$—
2011	2,000
2012	8,000
2013	8,000
2014	754,000
Thereafter	423,962

Under the term loan credit agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. In addition, under its revolving credit agreement, the Company is required to satisfy and maintain, in certain circumstances, a minimum fixed charge coverage ratio. At September 30, 2009, the Company was in compliance with all of the covenants under its senior term loan credit agreement and revolving credit agreement.

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

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

February 13, 2008 and February 14 to September 30, 2008

(Unaudited)

4. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB accounting standards also provide a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the Company’s creditworthiness when valuing certain liabilities. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	-	Unadjusted quoted prices in active markets that are accessible to the reporting entity at the measurement date for identical assets and liabilities.

Level 2	-	Inputs other than quoted prices in active markets for identical assets and liabilities which are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

		-	quoted prices for similar assets and liabilities in active markets

		-	quoted prices for identical or similar assets or liabilities in markets that are not active

		-	observable inputs other than quoted prices that are used in the valuation of the assets or liabilities (e.g., interest rate and yield curve quotes at commonly quoted intervals)

		-	inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3	-	Unobservable inputs for the asset or liability that is supported by little or no market activity. Level 3 inputs include management’s own assumption about the assumptions that market participants would use in pricing the asset or liability (including assumptions of risk)

The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measure in its entirety.

	Fair value measurements on a recurring basis
	(In thousands)
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Restricted cash	$2,700	$—	$—	$2,700
Derivatives, net	—	15,769	—	15,769

Other Fair Value Measurements

In order to determine the fair value of its debt instruments as of September 30, 2009, the Company considered valuation techniques that included the market, income and liquidation approaches in the analysis of its interest bearing debt. The Company elected to determine the fair value of each tranche of interest bearing debt using the income approach. The fair values presented are estimates and are not necessarily indicative of amounts for which the Company could settle such instruments currently or indicative of its intent or ability to dispose of or liquidate them. The Company estimates the fair value of its interest bearing debt as follows (in thousands):

Interest bearing security	Par Value as of September 30, 2009	Range of Fair Value at September 30, 2009
		Low	High
Senior subordinated notes	$423,962	$431,180	$448,471
Term loan	772,000	768,186	781,921

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

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

Through September 30, 2009, the Company has issued under the 2008 Plan (1) 6,295,262 stock options with an exercise price of approximately $10.00 per share and a weighted average fair market value at the date of grant of $3.44 per share and (2) 301,250 shares of Chill Holdings, Inc. common stock that were sold to employees of the Company at $10.00 per share. A portion of the stock options issued under the 2008 Plan vest based on time in installments though 2013, and a portion vest based on achievement of pre-established EBITDA performance targets in installments through 2012. It is the Company’s belief that the performance shares will vest over the installment period. Approximately 1.0 million stock options issued under the 2008 Plan vested during the nine months ended September 30, 2009.

The Company also had 54,188 outstanding stock options under a Predecessor equity plan. Under the terms of the February 13, 2008 merger agreement, these options became fully vested and Parent converted these options to 138,849 fully vested stock options of Chill Holdings, Inc.

The Company accounts for its stock options at fair value. The Company recognized compensation expense of $1.3 million ($0.8 million net of tax) and $3.8 million ($2.3 million net of tax), respectively, during the three and nine months ended September 30, 2009 and $1.3 million ($0.8 million after tax) and $3.3 million ($2.0 million after tax), respectively, during the three months ended September 30, 2008 and the period February 14, 2008 to September 30, 2008. The Company recognized $6.4 million ($4.0 million net of tax) in acquisition-related expenses during the period January 1, 2008 to February 13, 2008, when 1.7 million shares vested as a result of the 2008 Acquisition. The Company includes this expense in selling, general and administrative in the accompanying statement of income.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model using assumptions as discussed herein. The expected volatility of 30%-32% at the grant date was based mainly on the volatility of the Company’s competitors. The expected term of the options granted of 7 years is based on the period the options are expected to be outstanding. The risk-free interest rate of between 2.8% and 3.9% is based on the U.S. Treasury rate of a note with the expected maturity of the expected term of the options. The Company has not considered a dividend payment in its calculation and believes that forfeitures will not be significant.

As of September 30, 2009, the total compensation cost related to nonvested awards not yet recognized in the Company’s statements of income is $13.2 million. This amount will be recognized on a weighted average period of 2.7 years.

6. Comprehensive Income (Loss)

Other comprehensive income (loss) consists of the following (in thousands):

	Successor		Predecessor	Successor
	Three months ended September 30, 2009	Nine months ended September 30, 2009	January 1 to February 13, 2008	February 14 to September 30, 2008
Net income (loss)	$43,026	$86,790	$(66,042)	$30,379
Fair value of derivatives, net of tax	16,669	44,250	9,099	(15,594)
Foreign currency translation adjustment	1,462	2,605	(41)	(1,948)

Other comprehensive income (loss)	$61,157	$133,645	$(56,984)	$12,837

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

February 13, 2008 and February 14 to September 30, 2008

(Unaudited)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Defined benefit plans	Change in fair value of derivatives	Foreign currency translation	Total
December 31, 2008	$(4,851)	$(41,736)	$(5,482)	$(52,069)
Net change through September 30, 2009	—	44,250	2,605	46,855

September 30, 2009	$(4,851)	$2,514	$(2,877)	$(5,214)

7. Derivatives

The Company uses derivative instruments to manage risks related to interest rates and the purchases of commodities. The Company evaluates each derivative instrument to determine whether it qualifies for hedge accounting treatment.

Interest Rate Risks

Certain of the Company’s long-term obligations are subject to interest rate risks. To reduce the risk associated with fluctuations in the interest rate of its floating rate debt, the Company entered into fixed rate contracts in March 2009 with a notional amount of $500.0 million for up to 24 months. The Company elected not to designate the interest rate derivatives as cash flow hedges. Therefore, gains and losses from changes in the fair values of derivatives that are not designated as hedges are recognized in interest (income) expense.

Commodity Derivatives

The Company uses financial instruments to manage market risk from changes in commodity prices and selectively hedges anticipated transactions that are subject to commodity price exposure, primarily using commodity contracts relating to raw materials used in its production process. The Company has open positions for copper and aluminum in notional amounts of 9.8 million pounds and 69.1 million pounds, respectively, to fix the purchase price, and thereby substantially reduce the variability of its purchase price for these commodities. The swaps, which expire at various dates through 2011, have been designated as cash flow hedges.

For these qualifying cash flow hedges, changes in the fair market value of these hedge instruments are reported in accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Assuming commodity prices remain constant, $0.5 million of derivative losses are expected to be reclassified into earnings within the next twelve months. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense.

FASB accounting standards establish, among other things, the disclosure requirements for derivative instruments and for hedging activities. Certain qualitative disclosures are required about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements.

The following table discloses the fair value of the derivative instruments in the Company’s condensed consolidated balance sheets (in thousands):

	Asset derivatives		Liability derivatives
	Fair value as of September 30, 2009		Fair value as of September 30, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
Commodity contracts	Other current assets	$12,236	Other accrued expenses	$—	(1)
Commodity contracts	Other long term assets	3,533
Interest rate swaps		—	Other accrued expenses	1,265

		$15,769		$1,265

(1)	As of September 30, 2009, the Company had a balance of $6.9 million ($4.2 million net of tax) related to its March 2009 terminated commodity swaps. The Company determined that the settled derivatives remained effective and that the derivative loss related to the settled positions would remain in other comprehensive income and subsequently reclassified into cost of sales in October 2009 through December 2009 when the end products are sold to the Company’s customers.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

February 13, 2008 and February 14 to September 30, 2008

(Unaudited)

Derivatives in cash flow hedging relationships	Amount of (gain) loss recognized in OCI on derivative (effective portion) as of September 30, 2009
Commodity contracts	$(2,515)

Location of (gain) loss reclassified from Accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from accumulated OCI into income (effective portion) for the three months ended September 30, 2009	Amount of (gain) loss reclassified from accumulated OCI into income (effective portion) for the nine months ended September 30, 2009	Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of (gain) loss recognized in income on derivative (ineffective portion and amount excluded from ineffectiveness testing) for the three months ended September 30, 2009	Amount of (gain) loss recognized in income on derivative (ineffective portion and amount excluded from ineffectiveness testing) for the nine months ended September 30, 2009
Cost of goods sold	$11,863	$40,957	Other (income) expense	$(20)	$567

The following table discloses the effect of derivative instruments on the statements of income that are not designated as hedging instruments (in thousands):

Derivatives not designated as hedging instruments	Location of loss recognized in income on derivative	Amount of (income) loss recognized in income on derivative for the three months ended September 30, 2009	Amount of (income) loss recognized in income on derivative for the nine months ended September 30, 2009
Interest rate swaps	Interest expense	$1,682	$2,625

Contingent Features

The Company’s derivative instruments contain provisions that require the counterparties’ debt to maintain an investment grade rating. If the rating of the debt were to fall below investment grade, it would be in violation of these provisions which would render the hedging relationship ineffective. The aggregate fair value of all derivative instruments with credit-risk related contingent features that are in an asset position on September 30, 2009 was $15.8 million. As of September 30, 2009, the counterparties were at or above an acceptable investment grade rating.

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

The Company made a $0.3 million contribution to the plan during the third quarter of 2009. The Company will make contributions to the plan during the remainder of 2009 of approximately $0.3 million.

The components of net periodic benefit cost recognized during interim periods are as follows (in thousands):

	Successor			Predecessor	Successor
	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	January 1 to February 13, 2008	February 14 to September 30, 2008
Service cost	$160	$171	$480	$81	$432
Interest cost	481	463	1,443	219	1,170
Expected return on plan assets	(441)	(568)	(1,323)	(268)	(1,436)
Amortization of prior service cost	—	—	—	1	8
Amortization of net loss	100	3	300	—	—

Net periodic benefit cost	$300	$69	$900	$33	$174

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

February 13, 2008 and February 14 to September 30, 2008

(Unaudited)

9. Contingent Liabilities

As part of the equity contribution associated with the sale of the Amana Appliance business in July 2001, the Company agreed to indemnify Maytag for certain potential product liability claims. In light of these potential liabilities, the Company has purchased insurance that the Company expects will shield it from incurring material costs associated with such potential claims.

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

Based on analyses of currently available information, it is probable that costs associated with the site will be $0.5 million. We reserved approximately $0.5 million as of September 30, 2009, although it is possible that costs could exceed this amount by up to approximately $2.7 million. Costs of future expenditures are not discounted to their present value. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

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

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

February 13, 2008 and February 14 to September 30, 2008

(Unaudited)

10. Condensed consolidating financial information

As discussed in Note 3, all of the existing U.S. subsidiaries of the Company (other than AsureCare Corp. and GGF) and all future restricted U.S. subsidiaries of the Company guarantee the Company’s debt obligations. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. The following information presents the condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, the condensed consolidating statements of operations for the three and nine months ended September 30, 2009 and 2008 and the condensed consolidating cash flows for the nine months ended September 30, 2009 and 2008 of (a) the “Guarantors”, Goodman Global, Inc., and all of the existing U.S. subsidiaries of the Company (other than AsureCare Corp. and GGF), (b) the “Non-Guarantors”, AsureCare Corp., Goodman Canada, L.L.C. and GGF, and includes eliminating entries and the Company on a consolidated basis. Intercompany transactions are reflected in financing activities in the condensed consolidating statements of cash flows. For comparability purposes, the Predecessor period of January 1 to February 13, 2008 and the Successor period from February 14 to September 30, 2008 were combined for this presentation. (All amounts are in thousands).

Condensed Consolidating Balance Sheet

	September 30, 2009
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Current assets	$655,458	$36,412	$(1,283)	$690,587
Property, plant and equipment	172,268	122	—	172,390
Goodwill	1,399,536	—	—	1,399,536
Identifiable intangibles	787,233	—	—	787,233
Other assets	33,263	57,029	(59,402)	30,890
Investment in affiliates	27,078	—	(27,078)	—

Total assets	$3,074,836	$93,563	$(87,763)	$3,080,636

Current liabilities	$238,844	$2,882	$(1,283)	$240,443
Intercompany payable (receivable)	(62,773)	62,773	—	—
Long-term debt, less current portion	1,252,748	—	(76,038)	1,176,710
Long-term liabilities	261,403	1,272	—	262,675
Shareholders’ equity	1,384,614	26,636	(10,442)	1,400,808

Total liabilities and shareholders’ equity	$3,074,836	$93,563	$(87,763)	$3,080,636

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

February 13, 2008 and February 14 to September 30, 2008

(Unaudited)

	December 31, 2008
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Current assets	$625,610	$34,373	$—	$659,983
Property, plant and equipment	177,527	166	—	177,693
Goodwill	1,399,536	—	—	1,399,536
Identifiable intangibles	802,265	—	—	802,265
Other assets	36,268	—	—	36,268
Investment in affiliates	18,789	—	(18,789)	—

Total assets	$3,059,995	$34,539	$(18,789)	$3,075,745

Current liabilities	$221,496	$2,244	$—	$223,740
Intercompany payable (receivable)	(11,941)	11,941	—	—
Long-term debt, less current portion	1,347,526	—	—	1,347,526
Long-term liabilities	240,617	1,565	—	242,182
Shareholders’ equity	1,262,297	18,789	(18,789)	1,262,297

Total liabilities and shareholders’ equity	$3,059,995	$34,539	$(18,789)	$3,075,745

Condensed Consolidating Statement of Operations

	Successor
	Three months ended September 30, 2009
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Sales, net	$508,376	$22,787	$(521)	$530,642
Cost of goods sold	338,455	19,510	(521)	357,444
Selling, general and administrative expenses	59,454	2,271	—	61,725
Depreciation and amortization	12,017	21	—	12,038

Operating profit	98,450	985	—	99,435
Interest (income) expense, net	35,217	(2,571)	—	32,646
Other (income) expense, net	(458)	(1,328)	—	(1,786)
Equity in earnings of affiliates	(3,132)	—	3,132	—

Earnings before income taxes	66,823	4,884	(3,132)	68,575
Income tax expense (benefit)	23,797	1,752	—	25,549

Net income (loss)	$43,026	$3,132	$(3,132)	$43,026

	Three months ended September 30, 2008
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Sales, net	$516,130	$17,907	$(319)	$533,718
Cost of goods sold	366,251	14,383	(319)	380,315
Selling, general and administrative expenses	50,814	1,477	—	52,291
Depreciation and amortization	12,885	23	—	12,908

Operating profit	86,180	2,024	—	88,204
Interest (income) expense, net	39,199	70	—	39,269
Other (income) expense, net	269	39	—	308
Equity in earnings of affiliates	(1,254)	—	1,254	—

Earnings before income taxes	47,966	1,915	(1,254)	48,627
Income tax expense (benefit)	17,676	661	—	18,337

Net income (loss)	$30,290	$1,254	$(1,254)	$30,290

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

February 13, 2008 and February 14 to September 30, 2008

(Unaudited)

	Successor
	Nine months ended September 30, 2009
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Sales, net	$1,381,604	$52,432	$(1,396)	$1,432,640
Cost of goods sold	954,388	45,699	(1,396)	998,691
Selling, general and administrative expenses	168,540	4,774	—	173,314
Depreciation and amortization	36,277	61	—	36,338

Operating profit	222,399	1,898	—	224,297
Interest (income) expense, net	107,552	(4,628)	—	102,924
Other (income) expense, net	(498)	(1,801)	(16,636)	(18,935)
Equity in earnings of affiliates	(5,107)	—	5,107	—

Earnings before income taxes	120,452	8,327	11,529	140,308
Income tax expense (benefit)	50,298	3,220	—	53,518

Net income (loss)	$70,154	$5,107	$11,529	$86,790

	Nine months ended September 30, 2008
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Sales, net	$1,434,147	$53,851	$(1,058)	$1,486,940
Cost of goods sold	1,095,297	43,517	(1,058)	1,137,756
Selling, general and administrative expenses	156,564	4,613	—	161,177
Acquisition-related expenses	42,939	—	—	42,939
Depreciation and amortization	36,545	62	—	36,607

Operating profit	102,802	5,659	—	108,461
Interest (income) expense, net	154,066	(51)	—	154,015
Other (income) expense, net	(785)	323	—	(462)
Equity in earnings of affiliates	(3,514)	—	3,514	—

Earnings before income taxes	(46,965)	5,387	(3,514)	(45,092)
Income tax expense (benefit)	(11,302)	1,873	—	(9,429)

Net income (loss)	$(35,663)	$3,514	$(3,514)	$(35,663)

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009, Three Months Ended September 30, 2008 and Periods January 1 to

February 13, 2008 and February 14 to September 30, 2008

(Unaudited)

Condensed Consolidating Statement of Cash Flows

	Successor
	Nine months ended September 30, 2009
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Net cash provided by (used in):
Operating Activities	$148,643	$61,413	$(57,028)	$153,028
Investing Activities	(16,261)	(57,028)	57,028	(16,261)
Financing Activities	(147,814)	(8,153)	—	(155,967)

Net increase (decrease) in cash	(15,432)	(3,768)	—	(19,200)
Cash at beginning of period	129,170	14,948	—	144,118

Cash at end of period	$113,738	$11,180	$—	$124,918

	Nine months ended September 30, 2008
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Net cash provided by (used in):
Operating Activities	$148,530	$(5,800)	$—	$142,730
Investing Activities	(1,952,395)	(5)	—	(1,952,400)
Financing Activities	1,942,107	6,754	—	1,948,861

Net increase (decrease) in cash	138,242	949	—	139,191
Cash at beginning of period	17,103	1,852	—	18,955

Cash at end of period	$155,345	$2,801	$—	$158,146

11. Subsequent Events

The Company has evaluated subsequent events through the time of its filing on November 10, 2009, which represents the date the financial statements are issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes that are included herein and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC) on March 13, 2009.

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

Markets and Sales Channels

Our products are distributed through over 900 distribution points across North America. Our customer relationships include independent distributors, installing contractors or “dealers,” national homebuilders and other national accounts. We sell to dealers primarily through our network of independent distributors and company-operated distribution centers. We sell to some of our independent distribution channel under inventory consignment arrangements. We focus the majority of our marketing on dealers who install residential and light commercial HVAC products. We believe that the dealer is the key participant in a homeowner’s purchasing decision, as the dealer is the primary contact for the end user. Given the strategic importance of the dealer, we remain committed to enhancing profitability for this segment of the distribution chain while allowing our distributors to achieve their own profit goals. We believe the ongoing focus on the dealer creates loyalty and mutually beneficial relationships among distributors, dealers and us.

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

Costs

Most of our products are manufactured and assembled at facilities in Texas, Tennessee, Florida, Pennsylvania and Arizona. The principal elements of cost of goods sold in our manufacturing operations are component parts, raw materials, factory overhead, labor, transportation costs and warranty. The principal component parts, which, depending on the product, can approach up to 41% of our cost of goods sold, are compressors and motors. We believe that we have good relationships with quality component suppliers. The principal raw materials used in our processes are copper, aluminum and steel. In 2008, we spent over $300.0 million on these raw materials and their cost variability can have a material impact on our results of operations. Shipping and handling costs associated with sales are recorded at the time of the sale. Warranty expense, which is also recorded at the time of sale, is estimated based on historical trends such as incident rates, replacement costs and other factors.

Our selling, general and administrative expenses consist of costs incurred to support our marketing, distribution, engineering, information systems, human resources, finance, purchasing, risk management, legal and tax functions.

Depreciation expense is primarily impacted by capital expenditure levels. Equipment is depreciated on a straight line basis over the assets’ remaining useful lives.

Interest expense, net consists of interest expense and interest income. In addition, interest expense includes the amortization of the financing costs associated with the 2008 Acquisition and changes in interest rate derivatives that have not been designated as cash flow hedges. In the nine months ended September 30, 2008, interest expense included a $49.8 million charge related to the retirement of our predecessor company’s outstanding debt.

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

At September 30, 2009, we had a valuation allowance of $3.4 million against certain net operating loss carry forwards. As of September 30, 2009, we had deferred tax liabilities of $171.6 million primarily related to the non-deductibility of the step-up in basis of the assets to fair value in accordance with purchase accounting that related to the 2008 Acquisition and other prior events.

FASB accounting standards require the use of significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and, consequently, affect our operating results. The accounting treatment for recorded tax assets associated with our tax positions reflect our judgment that it is more likely than not that our positions will be respected and the recorded assets will be realized. However, if such positions are challenged, then, to the extent they are not sustained, the expected benefits of the recorded assets and tax positions will not be fully realized.

Goodwill and Intangible Assets

At September 30, 2009, we had a balance of $1,399.5 million in goodwill and $787.2 million in intangible assets, net of amortization. The analysis performed in the fiscal 2008 fourth quarter did not indicate an impairment of goodwill and since that time no events or circumstances have occurred that we believe would suggest an impairment exists. As of September 30, 2009, there were no indicators noted that we believe would require us to re-evaluate our annual impairment test. We will perform our annual impairment testing in the fourth quarter of 2009.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Many of the estimates require us to make significant judgments and assumptions. Actual results could differ from our estimates and could have a significant impact on our consolidated results of operations, financial position and cash flows. We consider the estimates used to account for warranty liabilities, income taxes, self-insurance reserves and contingencies, rebates and the impairment of long-lived assets and goodwill as our most significant judgments.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 13, 2009. We believe that there have been no significant changes during the quarter ended September 30, 2009 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The financial information for the nine months ended September 30, 2008 in the table below is the combined presentation of the pre-merger period January 1 to February 13, 2008, the date of the 2008 Acquisition, and the post-merger period February 14 to September 30, 2008. Management believes that combining the Predecessor results for the period January 1, 2008 through February 13, 2008 with the results of the post-acquisition period provides the basis for a meaningful comparison to the operating results for the nine month period ended September 30, 2009. The combined operating results have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved absent the 2008 Acquisition and may not be predictive of future results of operations. In addition, despite the combined presentation not being in accordance with GAAP because of, among other things, the change in the historical carrying value or basis of assets and liabilities that resulted from the 2008 Acquisition, we believe that for comparison purposes, such a presentation is most meaningful to an understanding of the results of the business. Where the operating results for the pre-merger and post-merger periods in 2008 have been impacted by 2008 Acquisition costs or changes in the historical carrying values, such items are identified and discussed. Additionally, the historic periods do not reflect the impact the 2008 Acquisition had on us, most notably significantly increased leverage and liquidity requirements, and may not be predictive of future results of operations.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.4	71.3	69.7	76.5
Selling, general and administrative	11.6	9.8	12.1	9.2
Acquisition-related expenses	—	—	—	4.5
Depreciation and amortization expenses	2.2	2.4	2.5	2.4

Operating profit	18.8	16.5	15.7	7.4
Interest expense, net	6.2	7.4	7.2	10.4
Other (income) expense, net	(0.3)	0.0	(1.3)	—

Earnings before taxes	12.9	9.1	9.8	(3.0)
Provision for income taxes	4.8	3.4	3.7	(0.6)

Net income	8.1	5.7	6.1	(2.4)

Three Months Ended September 30, 2009 Compared to September 30, 2008

Sales, net. Net sales for the three months ended September 30, 2009 were $530.6 million, a $3.1 million decrease from $533.7 million for the three months ended September 30, 2008. Sales volume for the three months ended September 30, 2009 was 3.0% lower than the same period in the previous year, primarily as a result of the declines in the residential new construction market and the overall downturn in the economy. The decline in sales volume was partially offset by a 2.4% increase related to a more favorable product mix, including the continued shift to higher priced, higher SEER cooling products.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2009 was $357.4 million, a $22.9 million decrease from $380.3 million for the three months ended September 30, 2008. Cost of goods sold as a percentage of net sales decreased from 71.3% for the three months ended September 30, 2008 to 67.4% for the three months ended September 30, 2009. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product designs, a reduction in certain raw material costs and the shift in product mix to higher margin products.

Selling, general and administrative expense. Selling, general and administrative expense was $61.7 million for the three months ended September 30, 2009, a $9.4 million increase from $52.3 million for the three months ended September 30, 2008 which related primarily to increases in payroll-related expenses.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2009 was $12.0 million, a $0.9 million decrease from $12.9 million for the three months ended September 30, 2008. The decrease was the result of a certain group of assets that were assigned a one year life on the date of the 2008 Acquisition and became fully depreciated in the first quarter of 2009.

Operating profit. Operating profit for the three months ended September 30, 2009 was $99.4 million, an $11.2 million increase from $88.2 million reported for the three months ended September 30, 2008. The increase was primarily due to favorability in cost of goods sold that was partially offset by an increase in selling, general and administrative payroll-related expenses.

Interest expense, net. Interest expense, net for the three months ended September 30, 2009 was $32.6 million, a decrease of $6.7 million from $39.3 million reported for the three months ended September 30, 2008. This decrease was primarily the result of having less debt outstanding and lower interest rates on our term loan and revolving credit agreements in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Our outstanding debt was $1,176.7 million at September 30, 2009 as compared to $1,347.5 million at September 30, 2008.

Other (income) expense, net. Other income for the three months ended September 30, 2009 was $1.8 million, a net change of $2.1 million from $0.3 million in other expense reported for the three months ended September 30, 2008. Other income for the three months ended September 30, 2009 consisted primarily of $1.6 million in foreign currency gains. Other expense for the three months ended September 30, 2008 consisted primarily of an expense of $0.6 million related to the ineffective portion of our commodity hedges that qualify for hedge accounting treatment offset by $0.4 million in gains recognized on the disposal of fixed assets.

Provision for income taxes. Income tax expense for the three months ended September 30, 2009, was $25.5 million, an increase of $7.1 million compared to $18.4 million for the three months ended September 30, 2008. The effective tax rate for the three months ended September 30, 2009 and September 30, 2008 were comparable at 37.25% and 37.71%, respectively.

Nine Months Ended September 30, 2009 Compared to September 30, 2008

Sales, net. Net sales for the nine months ended September 30, 2009 were $1,432.6 million, a $54.3 million decrease from $1,486.9 million for the nine months ended September 30, 2008. Sales volume for the nine months ended September 30, 2009 was 7.3% lower than the same period in the previous year, primarily as a result of the declines in the residential new construction market and the overall downturn in the economy. The decline in sales volume was partially offset by a 2.9% increase related to a more favorable product mix, including the continued shift to higher priced, higher SEER cooling products and 0.7% in price increases.

Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2009 was $998.7 million, a $139.1 million decrease from $1,137.8 million for the nine months ended September 30, 2008. Cost of goods sold for the nine months ended September 30, 2008 was negatively affected by a $48.0 million purchase accounting treatment of the step-up in the basis of inventory related to the 2008 Acquisition. Excluding the effect of the amortization of the inventory step-up, cost of goods sold as a percentage of net sales decreased from 73.3% for the nine months ended September 30, 2008 to 69.7% for the nine months ended September 30, 2009. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product designs, a reduction in certain raw material costs and the shift in product mix to higher margin products.

Selling, general and administrative expense. Selling, general and administrative expense was $173.3 million for the nine months ended September 30, 2009, a $12.1 million increase from $161.2 million for the nine months ended September 30, 2008 which related primarily to payroll-related expenses.

Acquisition-related expenses. We incurred $42.9 million in transaction-related expenses in the nine months ended September 30, 2008 as a result of the 2008 Acquisition.

Depreciation and amortization expense. Depreciation and amortization expense was $36.3 million for the nine months ended September 30, 2009, a $0.3 million decrease from $36.6 million for the nine months ended September 30, 2008. A $1.5 million decrease in depreciation expense related to fully depreciated assets was partially offset by a $1.2 million increase in amortization expense related to the 2008 Acquisition.

Operating profit (loss). Operating profit for the nine months ended September 30, 2009 was $224.3 million, a $115.8 million increase from a $108.5 million operating profit reported for the nine months ended September 30, 2008. The operating profit for the nine months ended September 30, 2008 was negatively impacted by the $48.0 million amortization of the inventory step-up and the $42.9 million transaction-related expenses. In addition to the impact of the inventory step-up and the transaction-related expenses, operating profit for the nine months ended September 30, 2009 increased $24.9 million. The increase was primarily due to favorability in cost of goods sold that was partially offset by an increase in selling, general and administrative payroll-related expenses.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2009 was $102.9 million, a decrease of $51.1 million from $154.0 million reported for the nine months ended September 30, 2008. Interest expense, net for the nine months ended September 30, 2008 included a $49.8 million charge related to the retirement of our predecessor company’s outstanding debt. Excluding the charge related to the extinguishment of predecessor company debt, interest expense for the nine months ended September 30, 2008 was $104.2 million. The 2008 Acquisition debt was issued in mid-February 2008 and, on a comparative basis, was outstanding for a longer period in 2009. However, a reduction of our term loan interest rate to 6.25% from 6.5%, the repurchase of $76.0 million of senior notes and the $100.0 million repayment of our revolving credit agreement in 2009 resulted in lower interest expense in the nine months ended September 30, 2009 as compared to the nine month period ended September 30, 2008. Our outstanding debt was $1,176.7 million at September 30, 2009 and $1,347.5 million at September 30, 2008.

Other (income) expense, net. Other income for the nine months ended September 30, 2009 was $18.9 million, a net change of $18.4 million from $0.5 million in other income reported for the nine months ended September 30, 2008. Other income for the nine months ended September 30, 2009 consisted primarily of $16.6 million gain related to the repurchase of our senior subordinated notes, $2.3 million in foreign currency gains. Other income for the nine months ended September 30, 2008 consisted primarily of $0.4 million in gains recognized on the disposal of fixed assets.

Provision for income taxes. The income tax expense for the nine months ended September 30, 2009 was $53.5 million, an increase of $62.9 million compared to an income tax benefit of $9.4 million for the nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009 was 38.1%, a 17.2% increase from the effective tax rate of 20.9% for the nine months ended September 30, 2008. The difference was primarily the result of non-deductible transaction costs in the nine months ended September 30, 2008 related to the 2008 Acquisition.

Liquidity and Capital Resources and Off-balance Sheet Arrangements

As of September 30, 2009, we had unrestricted cash and cash equivalents of $124.9 million, working capital of $322.5 million and $197.5 million of availability under our revolving credit agreement.

At September 30, 2009, we had $1,176.7 million of net indebtedness outstanding that included $424.0 million of senior subordinated notes and $772.0 million related to our term loan credit agreement. At September 30, 2009, we had no borrowings under our revolving credit agreement. Outstanding commercial and standby letters of credit issued under the credit facility totaled $33.5 million as of September 30, 2009.

In July 2009, we made a $50 million payment to reduce the outstanding balance of our revolving credit agreement to $0. In April 2009, in two separate transactions, we purchased for $58.9 million (inclusive of $1.9 million in accrued interest) approximately $76.0 million aggregate face value of our 13.5%/14% senior subordinated notes. We recognized a gain of $16.6 million as a result of the early extinguishment of debt. The repurchased notes are currently held by Goodman Global Finance (Delaware) LLC, an unrestricted subsidiary of Goodman Global, Inc. In July 2008, we made a prepayment of $26.0 million on our term loan credit agreement. The next payment required on our long-term debt obligations is a $2.0 million quarterly payment on our term loan credit agreement due December 2011.

We anticipate paying approximately $115.7 million in interest expense in 2009 related to our outstanding debt. At September 30, 2009, we were in compliance with all of the covenants under our term loan credit agreement and revolving credit agreement.

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

Operating activities. Cash provided by operations for the nine months ended September 30, 2009 was $153.0 million and primarily consisted of net operating income of $86.8 million, increased by $36.3 million in non-cash depreciation and amortization expenses; $11.8 million in non-cash amortization related to our long term debt that included the original issue discount and deferred financing costs; $3.8 million in non-cash compensation related to our stock options; a $16.3 million increase in deferred taxes; and, a $15.0 million increase in working capital consistent with the seasonality of our business. This was partially offset by a $16.6 million non-cash gain on the repurchase of $76.0 million in senior notes. Cash provided by operations for the nine months ended September 30, 2008 was $142.7 million and consisted primarily of a net operating loss of $35.7 million that was offset by approximately $78.6 million of expenses related to the 2008 Acquisition, $36.6 million in depreciation and amortization and $60 million received in tax refunds.

Investing activities. Cash used in investing activities for the nine months ended September 30, 2009 was $16.3 million and consisted primarily of $16.3 million in purchases of property, plant and equipment. Cash used in operations in the nine months ended September 30, 2008 was $1,952.4 million and consisted primarily of $1,940.6 million related to the 2008 Acquisition and $12.9 million in purchases of property, plant and equipment.

Financing activities. Cash used in financing activities for the nine months ended September 30, 2009 was $156.0 million and consisted primarily of payments of $100.0 million to fully satisfy our outstanding obligations under our revolving credit facility and payments of $57.0 million (exclusive of accrued interest) to reduce $76.0 million in face value of our senior notes. Cash provided by financing activities for the nine months ended September 30, 2008, was $1,948.9 and consisted primarily of 2008 Acquisition related transactions including net long-term debt proceeds of $1,373.0 million and equity contributions of $1,278.2 million partially offset by the repayment of $683.5 million in Predecessor debt. We also incurred debt financing fees of $45.8 million and equity issuance costs of $8.0 million associated with the 2008 Acquisition.

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

Cautionary Note on Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance or other statements that are not historical statements that are contained in this quarterly report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Examples of forward-looking statements include statements such as the statement of our belief that we have sufficient liquidity to fund our business operations for at least the next twelve months. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in our 2008 Annual Report on Form 10-K under the heading “Risk Factors” as amended or supplemented by the information, if any, in Part II, Item 1A below. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

•	general economic conditions;

•	changes in weather patterns and seasonal fluctuations;

•	changes in governmental regulation and policy and effects on our business from our compliance with regulations;

•	changes in customer demand;

•	the maturation of our new company-operated distribution centers;

•	increased competition and technological and product changes and advances;

•	increases in the cost of raw materials, components and warranty expenses;

•	our relations with our independent distributors;

•	damage or injury caused by our products;

•	increases in interest rates; and

•	access by us or our customers to credit and financing.

The forward-looking statements included in this quarterly report are made only as of the date hereof. We do not undertake and specifically decline any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or developments, changed circumstances or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates, commodity prices and foreign exchange rates.

We are subject to interest rate and related cash flow risk in connection with borrowings under our term loan and revolving credit facility which totaled $772.0 million at September 30, 2009. To reduce the risk associated with fluctuations in the interest rate of our floating rate debt: (1) in May 2008, we entered into a two-year interest rate cap with a notional amount of $150.0 million that matures in May 2010; (2) in March 2009, we entered into an interest rate swap with a notional amount of $200.0 million which matures in March 2010; and (3) in March 2009, we entered into an interest rate swap with a notional amount of $300.0 million which matures in March 2011.

Our results of operations can be affected by changes in interest rates due to variable interest rates on our term loan credit agreement and revolving credit agreement. The annual impact of a 1% increase or decrease in overall interest rates would change our results of operations by $7.1 million ($4.4 million, net of tax), after taking into consideration the impact of the interest rate swaps.

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered and may continue to enter into commodity derivative arrangements. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. We have entered into swaps for a portion of our commodity supply which expire through December 31, 2011 which had a net fair value as an asset of $15.8 million ($9.7 million, net of tax) as of September 30, 2009. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $8.4 million ($5.1 million, net of tax) as of September 30, 2009.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Goodman Global, Inc.

Date: November 10, 2009	/s/ LAWRENCE M. BLACKBURN
Lawrence M. Blackburn
Executive Vice President and Chief Financial Officer