Form 10-K
period 2009-12-31
Goodman Global Inc
filed 2010-03-12
CIK 1314655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

No public trading market exists for the common stock, par value $0.01 per share, of Goodman Global, Inc. The aggregate market value of the common stock held by non-affiliates of the registrant was zero as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. All of the outstanding shares of common stock, par value $0.01 per share, of Goodman Global, Inc. are held by Chill Intermediate Holdings, Inc., a wholly owned subsidiary of Goodman Global Group, Inc. As of March 1, 2010, there were ten (10) shares outstanding of Goodman Global, Inc.’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE: None

GOODMAN GLOBAL, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

i

PART I

Cautionary Note on Forward Looking Statements

This annual report contains forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance or other statements that are not historical statements that are contained in this annual report under the headings “Summary,” “Risk factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this annual report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

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

Market and Industry Data and Forecasts

Unless otherwise indicated, information contained in this annual report concerning the heating, ventilation and air conditioning, or HVAC, industry or market refers to the residential and light commercial sector within the domestic HVAC industry. Our general expectations concerning the HVAC industry and its segments and our market position and market share within the HVAC industry and its segments are derived from data from various third-party sources. In addition, this annual report presents similar information based on management estimates. Such estimates are derived from third-party sources as well as data from our internal research and on assumptions made by us, based on such data and our knowledge of the HVAC industry, which we believe to be reasonable. Although we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those described under the heading “Risk Factors.”

Unless otherwise noted, the terms “company,” “we,” “us,” “our” and “Goodman” refer to Goodman Global, Inc. and our consolidated subsidiaries.

ITEM 1.	Business

Overview

Goodman is a leading domestic manufacturer of heating, ventilation and air conditioning, or HVAC, products for residential and light commercial use. Since we began to manufacture HVAC equipment in 1982, we believe that we have grown our share of the residential HVAC market to now become one of the country’s largest residential HVAC manufacturers, based on unit sales. Our activities include engineering, manufacturing, distributing, and marketing an extensive line of HVAC equipment and related products. Our products are predominantly marketed under the Goodman®, Amana® and Quietflex® brand names. We believe the Goodman brand is the single largest domestic residential HVAC brand, based on unit sales, and caters to the large segment of the market that is price sensitive and desires reliable and low-cost climate comfort, while our premium Amana brand includes advanced features, quieter operation and enhanced warranties. The Quietflex brand is a recognized brand of flexible duct. Founded in 1975 as a manufacturer of flexible duct, we expanded into the broader HVAC manufacturing market in 1982. Since then, we have expanded our product offerings and maintained our core competency of manufacturing high-quality products at low costs. Our growth and success can be attributed to our strategy of providing a quality, competitively priced product that we believe is designed to be reliable and easy-to-install.

Goodman Global, Inc. was incorporated under the laws of Delaware in 2004. On December 23, 2004, Apollo Management, L.P., or Apollo, through its affiliate, Frio Holdings LLC, acquired our business from Goodman Global Holdings, Inc., a Texas corporation, and following a reorganization, we operated as Goodman Global, Inc.

On April 11, 2006, Goodman Global, Inc. completed an initial public offering of its common stock.

On February 13, 2008, Chill Acquisition, Inc., a Delaware corporation formed in October 2007, merged with and into Goodman Global, Inc., with Goodman Global, Inc. as the surviving corporation, now an indirect subsidiary of Goodman Global Group, Inc. (formerly Chill Holdings, Inc.), or Parent, a Delaware corporation formed in October 2007 by affiliates of Hellman & Friedman LLC. We refer to this as the “2008 Acquisition.” We refer to Goodman Global, Inc. prior to the 2008 Acquisition as “Predecessor” and subsequent to the 2008 Acquisition as “Successor.”

We distribute the majority of our products through a distribution chain of over 160 company-operated distribution centers located in key states such as Texas, California, Arizona, Florida, Maryland and Pennsylvania, which provides us with direct access to major HVAC sales regions in North America. For the years ended December 31, 2008 and 2009, approximately 55% and 57%, respectively, of our net sales were made through company-operated distribution centers and our direct sales force. Because we operate our company-operated distribution centers with a common look and feel and a standardized quality control process, we are able to deliver a consistently high level of service to our installing contractor customers (whom we refer to as dealers) with low overhead costs.

The balance of our products are sold through our network of over 185 independent distributors who operate over 785 locations throughout North America. Our independent distributors, many of which have multiple locations and most of which do not sell competing products, enable us to more fully serve other sales regions. We offer our independent distributors incentives to promote our brands, which allow them to provide dealers with our products at attractive prices while meeting their own profit targets. We believe that our growth is attributable to our strategy of providing quality, value-priced products through an extensive, growing and loyal distribution network. Our layered distribution strategy enables us to provide comprehensive coverage of major HVAC sales regions and easy access to our product for our installing dealers, which is a core principle of our value proposition.

As of December 31, 2009, we operated three manufacturing and assembly facilities in Texas, two in Tennessee, one in Arizona, one in Pennsylvania and one in Florida, totaling approximately two million square feet. In addition, we have a nearly one million square foot logistics center in Houston, Texas. These facilities and our hub-and-spoke distribution model allow us to provide enhanced availability and customer service to our installing dealers.

Our competitive strengths

We believe our competitive strengths include:

Industry leader with track record of industry outperformance. We are a leading domestic manufacturer of HVAC products for residential use based on unit sales. We are a leader in the value sector and have a strengthening position in the premium sector. We believe that our dealer-focused marketing efforts, value-oriented product offerings and extensive and growing distribution networks have enabled us to gain a significant share of industry unit volumes over the past few years and have allowed us to achieve operating margins that we believe are some of the most attractive in the industry. This is evidenced by our estimated gain of approximately eight market share points in the U.S. residential and light commercial HVAC industry (excluding window room air conditioners) from 2003 through December 31, 2009.

Low-cost, value leader through efficient manufacturing and innovative product design. Our engineering and design capabilities, lean manufacturing processes, high workforce productivity and raw material sourcing capabilities allow us to minimize costs while maintaining high product quality. Our capabilities are evidenced by our proprietary product innovations, including processes for which we have patents pending. One of our innovations involves a technology that we expect will enable us to significantly reduce our product weight and size, allowing us to decrease our usage of commodities such as copper, steel and aluminum.

Targeted and effective dealer promotional strategy. We have developed innovative promotional programs aimed at providing our installing dealers with the flexibility to market and price our products in a manner that best suits the needs of their businesses and their local markets. As part of that effort, we interact each year directly with thousands of dealers through local, regional, and Houston-based dealers meetings, where we demonstrate the distinctive features of our product lines and our value proposition. Compared to a general national advertising campaign, we believe this approach allows us to efficiently spend our marketing dollars on highly effective targeted efforts to educate dealers about our Company and our product lines and innovations.

Comprehensive proprietary and independent distribution networks. Our company-operated distribution network enables us to maintain close relationships with dealers, effectively communicate our selling proposition, capture incremental distribution margins and better manage inventory. Our experience in identifying attractive locations, hiring qualified staff and managing our supply chain has allowed us to open more than 70 net new company-operated distribution centers since January 2003, enabling us to efficiently grow local market share with low up-front investment expenditures. We layer our proprietary distribution channel with a network of over 185 independent distributors operating over 785 distribution locations, most of which do not sell competing products. Over the past few years, we have significantly increased the number of our independent distribution locations, allowing us to better access markets not addressed by our company-operated distribution centers.

Broad, high-quality product line. We manufacture and market an extensive line of products, including split-system air conditioners and heat pumps, gas furnaces, package units, air handlers, package terminal air conditioners, evaporator coils and accessories. Our products feature up-to-date heat transfer technology and are designed to meet an increasing preference for higher efficiency products. We have strengthened our position in the higher-efficiency segment of the market by offering a broad line of Federal tax credit-eligible units and significantly increasing our share of products with a 14+ Seasonal Energy Efficiency Ratio, or SEER.

Consistent, strong cash flow. Our earnings, combined with our modest capital expenditures and limited working capital requirements, result in the generation of significant free cash flow. In the years ended December 31, 2008 and 2009, our net cash provided by operating activities was $141.4 million and $207.7 million, respectively. In addition, as a result of the prior acquisition of our business in 2004, we have realized a significant step-up in the tax basis of our assets, which is expected to result in additional tax deductions over the next nine years.

Proven and motivated management team. Our management team has significant HVAC industry experience and a strong track record of success. Our twelve-member executive management team, led by David Swift, has over 125 years of total industry or related experience.

Our strategy

We intend to continue to grow operating profits and cash flow through the following key strategies:

Maintain low-cost leadership position. Our value proposition is facilitated by low-cost design and lean manufacturing and sourcing processes. We intend to maintain our cost leadership position by continuing to design low-cost, high-quality products, increasing production efficiencies, improving our raw material and component sourcing and reducing our working capital investment, overhead and other expenses.

Realize benefits of recent company-operated distribution center openings and further increase coverage density. As new company-operated distribution centers opened since 2007 continue to penetrate into their local markets, we believe we will increase our market share in those regions and improve profitability without significant incremental capital expenditures. We plan to opportunistically expand our company-operated distribution center footprint in targeted North American markets currently served by our company-operated distribution channel.

Strengthen independent distributor network. We maintain strong relationships with an extensive independent distributor network, which provides us efficient access to certain geographies not addressed by our company-operated distribution centers. We employ a number of programs to measure, incentivize and reward our independent distributors for achieving results that align with our key objectives in areas of growth, profitability and working capital management.

Targeted approach to distribution expansion. We utilize a detailed analytical assessment process to identify and prioritize regions for distribution growth. Our decision to open new company-operated distribution centers or add independent locations is based upon factors such as available market size, existing share and current number of centers and locations.

Expand our product line in the light commercial segment. We believe that many of our dealers also install light commercial products. In recent years, we have taken steps, such as introducing new products to broaden our light commercial lines, which has resulted in light commercial shipment growth of 17% for 2009 compared to a 28% decline in unit shipments for the total industry during the same period. As we expand in this segment, we believe we will also see benefits in our residential business, as we are able to serve a higher proportion of dealers’ needs.

Our industry

The U.S. residential and light commercial HVAC equipment industry (excluding window room air conditioners) is estimated to have generated approximately $6.8 billion in 2008 manufacturers’ sales, with an estimated 8.4 million units shipped in 2008. We believe the top six domestic manufacturers represented approximately 90% of unit sales in 2008. We further believe the market shares of the large, incumbent industry participants have been relatively stable in recent years, although we have continued to gain market share.

Opportunity for industry volume growth. On a unit basis, the HVAC industry has grown at a compounded annual growth rate of 3.1% over the 15 years ended 2007. That growth rate was driven primarily by increased central air conditioning penetration in both existing and new homes, and a growing installed base of units that required replacement. According to the U.S. Census Bureau, in 2008, 89% of new single family homes completed were equipped with central air conditioning, up from 70% in 1985. In the 1990s, as the overall housing base expanded due to increased new home sales and central air conditioning increased its penetration into homes, the HVAC industry became more driven by replacement demand. As older units within the large base of existing homes approach the end of their useful lives, they will need to be replaced by newer and more efficient models, creating a relatively stable base of demand for HVAC products. We estimate that replacement and renovation-related products accounted for between 70% and 80% of industry sales over the past three years.

We believe that the recent financial and economic slowdown, beginning in 2007, has led to a decline in the number of HVAC units being replaced as customers have deferred replacements or opted for short-term repairs. Despite an installed base that has grown virtually every year since 1990, unit volume shipments declined by 11.2% in 2008 and 15.0% in 2009. As the domestic economy recovers, we expect consumers will increasingly replace older HVAC units, including those previously repaired units.

Highly fragmented customer base. HVAC manufacturers sell to a highly fragmented two-tier distribution system, and no single distributor represents a large share of industry-wide HVAC sales. There are more than 450 independent HVAC distribution companies in the United States. Additionally, the distributors’ customer base is made of over 100,000 independent dealers across the country that buy HVAC equipment from the distributors and install them for the ultimate end user. There is limited pricing transparency to the end user due to this tiered distribution system.

We believe that dealers become increasingly loyal as they become accustomed to the installation and service of a particular product and brand. Therefore, dealers prefer distributors that continue to carry a specific manufacturer’s product and prefer product lines that do not change dramatically so that retraining is not required. If a distributor changes the brand of products it carries, that distributor risks alienating dealers who have customized their operations to maximize their efficiency in sourcing and installing the discontinued brand. Further, much of the industry utilizes an exclusive distribution model, which requires distributors to carry only a single manufacturer’s product line in a given area. This distributor/dealer dynamic further encourages independent distributors to continue carrying a specific manufacturer’s products.

Significant barriers for new entrants. The HVAC industry is characterized by a fragmented distribution system, high switching costs for distributors and dealers and the need for sufficient production volume to generate economies of scale. Distributors and dealers are unlikely to switch manufacturers as a result of expenses associated with inventory stocking, marketing material and personnel training requirements. Distributors and dealers also value an established brand with an extensive history to ensure reliable warranty coverage for the end user. As manufacturers build scale, they benefit from a broader distribution network and more efficient manufacturing.

We believe domestic manufacturers represented over 95% of unit shipments in 2008, as competition from foreign manufacturers has remained limited. Foreign manufacturers face challenges, due to the expense of shipping HVAC products, as well as other business challenges resulting from differences in consumer preferences for single room HVAC systems abroad versus central systems domestically. Additionally, labor costs represent a small percentage of our total costs of goods sold, making it less economical to capitalize on overseas labor costs, particularly given the added cost of transporting products from outside North America. While foreign competition is limited, HVAC manufacturers do source a significant amount of their components overseas, which serves to reduce costs of goods sold and increase margins.

Trends toward increasingly efficient and environmentally sound HVAC solutions. On December 7, 2009, the EPA approved final rules that complete the phase-out of HCFC-22 in the production of new units, effective January 1, 2010. We have prepared for this phase-out and utilize R410A refrigerant as a substitute for HCFC-22. Various government programs and policies, are creating incentives for consumers to purchase more energy-efficient comfort solutions. Through 2010, tax credits are available to consumers purchasing certain high efficiency products.

On November 19, 2007, the U.S. Department of Energy, or “DOE,” issued new regulations increasing the minimum annual fuel utilization efficiency, or “AFUE,” for several types of residential furnaces. These regulations apply to furnaces manufactured for sale in the U.S. or imported into the United States on and after November 19, 2015. On December 19, 2007, federal legislation was enacted authorizing the DOE to study the establishment of regional efficiency standards for furnaces and air conditioners. In October 2009, Goodman and the other leading domestic residential HVAC equipment manufacturers and industry representatives signed an agreement with certain U.S. energy-efficiency advocacy organizations supporting new federal standards for domestic residential central HVAC products. The agreement calls for replacing national efficiency standards with different standard levels in three climate regions—North, South, and Southwest. The supported standards would generally require cooling efficiencies of at least 14 SEER in the South and heating efficiencies of at least 90% AFUE in the North. In addition, the agreement would allow states to include even higher efficiency levels for HVAC systems in residential new construction. The signatories agreed to submit their agreement jointly as a legislative proposal to Congress for inclusion in energy legislation currently under consideration and to recommend that the U.S. Department of Energy promulgate rules adopting the agreed-upon regions and standards.

Our product offerings

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

Our principal HVAC products are outlined in the following table and summarized below.

	Size(1)	Efficiency(2)
Product line

Split systems:
Air conditioners	1.5 to 10 Tons	13 to 18 SEER
Heat pumps	1.5 to 10 Tons	13 to 18 SEER
Gas furnaces	45,000–140,000 BTUH	80 to 96% AFUE

Package units(3):
Gas/electric	2 to 12.5 Tons	13 to 15 SEER
Electric/electric (A/C)	2 to 12.5 Tons	13 SEER
Electric/electric (heat pump)	2 to 12.5 Tons	13 to 15 SEER
Air handlers	1.5 to 10 Tons	NA

PTAC(3):
A/C & electric heat coil	7,000 to 15,000 BTUH	9.5 to 12.8 EER
Heat pump	7,000 to 15,000 BTUH	9.3 to 12.8 EER
Evaporator coils	1.5 to 5 Tons	NA
Flexible duct	3” to 22”	R-4.2, 6, 8

(1)	Based on cooling tons of thousands of British Thermal Units Per Hour (BTUH). 12,000 BTUH = 1 ton.
(2)	Measure of a product’s efficiency used to rate it comparatively and to calculate energy usage and cost: SEER—Seasonal Energy Efficiency Rating; AFUE—Annual Fuel Utilization Efficiency; EER—Energy Efficiency Rating. R-value is a comparative measure of thermal resistance used to quantify insulating properties.
(3)	Products with commercial product characteristics and certain other products are not subject to the 13 SEER minimum efficiency standards.

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

Air handlers An air handler is a blower device used in connection with heating and cooling applications to move air throughout the indoor comfort control system.

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

Distribution network

We sell our products through a North American distribution network with over 945 total distribution points comprised of over 160 company-operated distribution centers and over 785 independent distributor locations. For the years ended December 31, 2008 and 2009, approximately 55% and 57%, respectively, of our net sales were made through company-operated distribution centers and our direct sales force while the remaining 45% and 43%, respectively, of our net sales were made through our independent distributors. Our distribution strategy consists of maintaining broad geographic coverage and strong distributor and dealer relationships.

Our company-operated distribution centers are located in key states such as Texas, California, Arizona, Florida, Maryland and Pennsylvania. This strategy provides us direct access to large markets in North America and allows us to maintain a significant amount of control over the distribution of our products. Our company-operated distribution center network provides us with considerable operational flexibility by giving us (i) direct access to dealers, which provides us continuous, real-time information regarding their preferences and needs, (ii) better control over inventory through direct information flow, which allows us to efficiently meet customer demand, (iii) the ability to manage pricing at our discretion, (iv) an additional channel in which to conduct market tests of new products and (v) the ability to introduce new products broadly and quickly. Our company-operated distribution centers employ a low-cost distribution strategy to provide competitive pricing. Since January 1, 2003, we have opened more than 70 net new company-operated distribution centers. We expect to continue to seek opportunities to expand our company-operated distribution center footprint in targeted North American markets.

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

We maintain an extensive independent distributor network, which allows us to access major markets not addressed by our company-operated distribution centers. We have maintained longstanding relationships with our leading distributors. We seek to align the incentives of our independent distributors with those of the company, while avoiding expensive brand marketing campaigns, through the following programs:

•

Mark-up rebate programs: Many independent distributors take advantage of our rebates that are inversely related to the distributor’s markup, thus motivating distributors to meet certain pricing targets to the dealers. This program is structured to encourage distributors to pass on lower equipment costs to dealers in order to drive market share expansion while preserving the distributors’ margins. Through this program we are able to encourage low final prices of our products to the ultimate consumer.

•

Inventory consignment: We provide inventory on consignment to some of our independent distributors. This strategy positions finished goods from our factories directly in the market to be sold as demand requires. Under the consignment program, we carry the cost of appropriate finished goods inventories until they are sold by the distributors, which substantially reduces their investment in inventory and allows us to develop new distributor relationships. We also benefit from reduced warehousing costs.

•

New dealer recruitment program: We offer a program through which dealers tour our manufacturing and research facilities, are educated about our products, review our quality control process and meet with our engineers and management. This interaction allows us to provide visual reinforcement of the quality and care taken in the manufacture of our products. The program also provides us with the opportunity to obtain direct feedback from dealers regarding end user receptivity to current products, as well as gauge the dealers’ interest in future products ahead of a broader product introduction.

Our independent distributor network provides us market access where we do not employ company-operated distribution centers. Independent distributors are typically selected and retained on the basis of (i) a demonstrated ability to meet or exceed performance targets, (ii) a solid financial position and (iii) a low-cost structure and competitive pricing. Our selection process, coupled with our incentive programs, makes switching costs high, which has resulted in a low distributor turnover rate.

We also seek to broaden our customer base by developing new customer relationships with national homebuilders and further developing our customer relationships with large national and regional homebuilders. We believe these relationships will increase sales and continue to add credibility and visibility to our brand names and products.

Manufacturing

We operate three manufacturing and assembly facilities in Houston, Texas, two in Tennessee, one in Arizona, one in Pennsylvania and one in Florida, totaling approximately two million square feet. We believe we have sufficient manufacturing capacity to achieve our business goals for the foreseeable future without the need for further expansion.

We operate two logistics centers, the Houston Logistics Center (a freestanding center) and the Fayetteville Center (a logistics center in the Fayetteville, Tennessee facility). The manufacturing plants feed finished products into these two logistics centers for deployment into the distribution channels. As the distribution network provides point of sale information, these logistics centers deploy products into the marketplace as demand dictates. The Quietflex branded product is distributed to customers from Quietflex-related manufacturing and assembly facilities located in Houston, Texas, Phoenix, Arizona, Groveland, Florida and Scranton, Pennsylvania.

Raw materials and purchased components

We purchase most of our components, such as compressors, motors, capacitors, valves and control systems, from third-party suppliers. In order to maintain low input costs, we also manufacture select components when it is deemed cost effective. We also manufacture heat transfer surfaces and heat exchangers for our units.

Our primary raw materials are copper, aluminum and steel, all of which we purchase from third parties. We spent approximately $264.7 million in 2009 and approximately $300.0 million in each of 2008 and 2007 on these raw materials. Cost variability of raw materials can have a material impact on our results of operations. In order to enhance raw material price stability, we monitor principal raw material prices and strategically enter into commodity forward contracts and hedges for the purchase of certain raw materials.

Our procurement initiatives include leveraging our buying power to improve purchasing efficiency, reducing the number of suppliers and improving supplier logistics. While we typically concentrate our purchases for a particular material or component with one or two suppliers, alternative suppliers are available and have been identified if we need to procure key raw materials or components from them.

Where feasible, we solicit bids for our material and component needs from multiple suppliers. Supplier selection is based primarily on cost, quality and delivery requirements. After selecting suppliers, we execute short- and long-term agreements by which we seek to ensure availability and delivery of requisite supplies.

In 2009, our top ten suppliers accounted for approximately 53% of our supply expenditures. We believe we have strong and longstanding relationships with many of our suppliers.

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

Our primary HVAC products are marketed under the Goodman®, Amana® and Quietflex® brand names. Our Goodman branded products cater to the large segment of the market that is price sensitive and desires reliable and low cost comfort. We believe the Goodman brand is the single largest domestic residential HVAC brand and we position the Goodman brand as the preferred brand for quality HVAC equipment at low prices. Our premium Amana branded products include enhanced features such as higher efficiency and quieter operation and enhanced warranties. The Amana brand is positioned as the “great American brand” that outlasts the rest, highlighting durability and long-life. The Quietflex brand is a recognized brand of flexible duct. Our products and brands are marketed for their quality, low cost, ease of installation, superior warranty and reliability.

Weather and seasonality

We believe that weather patterns have historically impacted the demand for HVAC products. For example, we believe that hot weather in the spring season can cause existing older units to fail earlier in the season, driving customers to accelerate replacement of a unit, which might otherwise be deferred in the case of a late season failure. Similarly, we believe that unseasonably mild weather diminishes customer demand for both commercial and residential HVAC replacement and repairs. Weather also impacts installation during periods of inclement weather as fewer units are installed due to dealers being delayed or forced to shut down their operations.

Although there is demand for our products throughout the year, in each of the past three fiscal years between 58% to 60% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production also typically occurs in the second and third quarters of the fiscal year.

Customers

Our customers consist primarily of (1) distributors who supply independent dealers who install our products for the ultimate end user and (2) independent dealers to whom we sell products through our company-operated distribution centers. We also sell PTAC products directly to the light commercial sector, including hotels, motels and assisted living facilities.

We have a diverse and fragmented customer base. In 2008 and 2009, no independent distributor accounted for more than 10% of our net sales. We believe the loss of any single distributor would not have a material effect on our business and operations. Our top ten independent distributors accounted for approximately 31% and 30% of our net sales in 2008 and 2009, respectively. Our sales, marketing and distribution strategy focuses on keeping prices low to the dealer, while allowing distributors to achieve their profit goals.

Research and development

We maintain an engineering and research and development staff whose duties include testing and improving existing product lines and developing new products. Company-sponsored research and development expense was $11.2 million, $10.5 million and $9.1 million for the years ended December 2009, 2008 and 2007, respectively. We charge research and development costs to selling, general and administrative expense as incurred. Research and development is conducted at our facilities in Houston, Texas, Fayetteville, Tennessee and Dayton, Tennessee. Research and development is focused on maintaining product competitiveness by improving the cost of manufacture, safety characteristics, reliability and performance while ensuring compliance with governmental standards. The engineering staff focuses its cost reduction efforts on standardization, size and weight reduction, the application of new technology and improving production techniques. Our engineering staff maintains close contact with marketing and manufacturing personnel to ensure that their efforts are consistent with market trends and are compatible with manufacturing processes.

Information systems

We use software packages from major publishers to support many of our business operations, including manufacturing, order processing, payroll, finance, logistics center operation, time and attendance reporting and for company-operated distribution operations. The major business systems operate on an IBM iSeries computer located with production Microsoft Windows servers at a hardened and guarded facility. Certain systems we designate as critical to continued business operation are the subject of High Availability processes. We install updated software to improve serviceability and functionality. Our company-operated distribution centers provide us with significant, real-time information that allows us to monitor the trends in our business and to rapidly respond to changes in the markets we serve to capitalize on potential growth opportunities. We developed and use a custom application system that computes optimal replenishment quantities of equipment and parts in our company-operated distribution centers in order to reduce inventory investment.

Independent distributors make use of our systems through Internet-based portals. These services give distributors access to data, such as replacement part lists, and systems, such as a consigned inventory accounting function. Consumers make use of our Internet-based systems to obtain general and product-specific information and register products for warranty coverage. We also link our systems with those of our suppliers in order to manage the procurement of materials on a real-time basis. Each night, the programs recalculate component requirements, allowing faster notification of schedule changes to suppliers which reduces our working capital requirements.

Competition

The production and sale of HVAC equipment by manufacturers is highly competitive. HVAC manufacturers primarily compete on the basis of price, depth of product line, product efficiency and reliability, product availability and warranty coverage. According to industry sources, the top six domestic manufacturers represented approximately 90% of unit sales in the United States residential and light commercial HVAC market in 2008. We are a leading domestic manufacturer of HVAC products for residential and light commercial use. Our four largest competitors in this market are Carrier Corporation (a division of United Technologies Corporation), Trane Inc. (a wholly-owned subsidiary of Ingersoll-Rand Company Limited), Lennox International, Inc. and Rheem Manufacturing Company. A number of factors affect competition in the HVAC market, including the development and application of new technologies and an increasing emphasis on the development of more efficient HVAC products. In addition, new product introductions are an important factor in the market categories in which our products compete. Some of our competitors are large and have significantly greater financial, marketing and technical resources than we do. Although we believe we have been able to compete successfully in our markets to date, there can be no assurance that we will be able to do so in the future.

Patents and trademarks

We hold a number of patents, and have recently filed a number of patent applications, relating to the design and manufacture of our heating and air conditioning products. We generally endeavor to obtain patent protection for technology that we develop and will enforce such protection as appropriate. Our existing patents generally expire between 2010 and 2013. In connection with the marketing of our products, we have obtained trademark protection for all of our brand names. The trademark registrations for these names have an initial term of between five and six years and thereafter a term of 10 years. The 10-year term is renewable for additional 10-year terms so long as the names are still being used by us for the purpose for which they were registered. We have a license to use the Amana brand name and related trademark in connection with our HVAC business. The Amana trademark is controlled by Whirlpool Corporation (subsequent to its acquisition of Maytag), which markets appliances under the Amana brand name. As part of the sale of the Amana appliance business to Maytag in 2001, we entered into a trademark license agreement with Maytag. The trademark license agreement expires in July 2011, with renewal terms available for a total of an additional 15 years. In addition, we possess a wide array of proprietary technology and know-how. We believe that our patents, trademarks, trade names, service marks and other proprietary rights are important to the development and conduct of our business as well as the marketing of our products. We vigorously protect these rights.

Employees

As of December 31, 2009, we had 4,331 full-time employees (3,290 hourly and 1,041 salaried employees). Of those, 2,570 employees were directly involved in manufacturing processes (assembly, fabrication, maintenance, quality assurance and forklift operations) at our eight manufacturing and assembly facilities. Our only unionized workforce is at our Fayetteville, Tennessee manufacturing facility, which we acquired with the 1997 acquisition of Amana. The approximately 929 Fayetteville hourly employees are represented by the International Association of Machinist and Aerospace Workers. Although the Fayetteville facility has been unionized since the 1960s, there have been no work stoppages or strikes at the plant since 1978. We negotiated a three-year collective bargaining agreement with the union that was ratified by the Fayetteville union membership on December 5, 2009. We believe we have good relations with our employees.

Regulation

We are subject to extensive, evolving and often stringent international, federal, state, provincial, municipal and local laws and regulations.

Environmental refrigerant regulation

In 1987, the United States became a signatory to the Montreal Protocol on Substances that Deplete the Ozone Layer. The Montreal Protocol addresses the use of certain ozone-depleting substances, including hydrochlorofluorocarbons, or “HCFCs,” a refrigerant commonly used for air conditioning and refrigeration equipment. The 1990 amendments to the Clean Air Act implement the Montreal Protocol in the United States and authorize the U.S. Environmental Protection Agency, or “EPA,” to issue regulations to accelerate the phase-out of HCFCs between 2010 and 2020. Various groups have proposed that the EPA phase-out Class II substances, including HCFC-22, substantially earlier than under the schedule provided by the Clean Air Act. On December 7, 2009, the EPA approved final rules that complete the phase-out of HCFC-22 in the production of new units, effective January 1, 2010. We have prepared for this phase-out and utilize R410A refrigerant as a substitute for HCFC-22. Under the EPA’s final rules on HCFC-22, we generally are able to sell or distribute equipment pre-charged with HCFC-22 after the phase-out so long as the equipment was manufactured prior to January 1, 2010.

As a result of the international and national actions to end use of HCFC-22, we currently use a substitute refrigerant in some of our air conditioning and heat pump products. This substitute refrigerant, R410A, is a mixture of hydrofluorocarbons that the EPA has determined do not contribute to the depletion of the ozone layer and therefore are not subject to phase-out mandates. For the past five years, we have manufactured and sold some of our air conditioning and heat pump equipment incorporating the R410A refrigerant. Products using the new refrigerant require compressors, seals, and heat exchangers designed to meet its higher operating pressures.

We believe that our operations materially comply with all current EPA regulations relating to refrigerants. In addition, we do not believe that either the Clean Air Act or its HCFC implementing regulations will have a material adverse impact on our business, financial condition or results of operations.

Efficiency standards

We are subject to international, federal, state, provincial, municipal and local laws and regulations concerning the energy efficiency of our products, including, among others, the National Appliance Energy Conservation Act of 1987, as amended, or “NAECA,” the Canadian Energy Efficiency Act, and regulations promulgated under these acts. Energy efficiency in air conditioning products is measured by a SEER. A higher SEER indicates a lower amount of energy is required for the same amount of cooling capacity. Typical systems range from 10 SEER to 23 SEER, with 14 SEER and higher considered to be premium efficiency systems. Effective January 23, 2006, the U.S. federal minimum efficiency standard for central air conditioners and heat pumps manufactured in the United States increased from 10 SEER to 13 SEER under NAECA, a change we actively supported.

On November 19, 2007, the U.S. Department of Energy, or DOE, issued new regulations increasing the minimum annual fuel utilization efficiency, or AFUE, for several types of residential furnaces. These regulations apply to furnaces manufactured for sale in the U.S. or imported into the United States on and after November 19, 2015. On December 19, 2007, federal legislation was enacted authorizing the DOE to study the establishment of regional efficiency standards for furnaces and air conditioners. In October 2009, Goodman and the other leading domestic residential HVAC equipment manufacturers and industry representatives signed an agreement with certain U.S. energy-efficiency advocacy organizations supporting new federal standards for domestic residential central HVAC products. The agreement calls for replacing national efficiency standards with different standard levels in three climate regions—North, South, and Southwest. The supported standards would generally require cooling efficiencies of at least 14 SEER in the South and heating efficiencies of at least 90% AFUE in the North. In addition, the agreement would allow states to include even higher efficiency levels for HVAC systems in residential new construction. The signatories agreed to submit their agreement jointly as a legislative proposal to Congress for inclusion in energy legislation currently under consideration and to recommend that the DOE promulgate rules adopting the agreed-upon regions and standards. We have established processes that we believe will allow us to offer new products that meet or exceed these new national standards well in advance of implementation of the new standards.

Other environmental, health and safety matters

We are subject to extensive, evolving and often stringent international, federal, state, provincial, municipal and local environmental and health and safety laws and regulations, including, among others, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental, Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Toxic Substances Control Act, the Canadian Energy Efficiency Act, and regulations promulgated under these acts. Many of these laws and regulations relate to the protection of human health and the environment, including those limiting the discharge of pollutants into the environment and those regulating the treatment, storage or disposal and remediation of releases of, and exposure to, hazardous wastes and hazardous materials. We believe that we are in material compliance with applicable environmental, health and safety laws and regulations, many of which provide for substantial fines or civil or criminal sanctions for violations. Certain environmental laws and regulations impose strict, joint and several liability on potentially responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up sites at which hazardous wastes or materials were disposed or released. We are currently, and may in the future be, required to incur costs relating to the investigation or remediation of such sites, or sites owned or operated by third parties where we have, or may have, disposed of our waste.

As required by a March 15, 2001 Consent Order with the Florida Department of Environmental Protection, or “FDEP,” Goodman Distribution Southeast, Inc., or “GDI Southeast,” our wholly-owned subsidiary, is investigating and pursuing, under FDEP oversight, the delineation of groundwater contamination at and around the GDI Southeast facility in Fort Pierce, Florida. Remediation is expected to begin in 2010. The ultimate cost for this remediation cannot be predicted with certainty due to the variables relating to the contamination and the appropriate remediation methodology, the evolving nature of remediation technologies and governmental regulations, and the inability to determine the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating potential liability. We have reserved approximately $0.5 million as of December 31, 2009, although it is possible that the ultimate cost could exceed this amount by up to approximately $3.3 million. Costs of future expenditures are not discounted to their present value. We do not believe that this matter is likely to have a material adverse effect on our business or financial condition, or results of operations.

We believe that this contamination predated GDI Southeast’s involvement with the Fort Pierce facility and that GDI Southeast has not caused or contributed to the contamination. Accordingly, we are pursuing litigation against a former owner and a former lessee of the Fort Pierce facility in an attempt to recover our costs. At this time, we cannot estimate probable recoveries from this litigation.

We are also subject to various laws and regulations relating to worker health and safety. We expect to continue to make capital expenditures at our facilities to improve worker health and safety. Expenditures at our facilities to assure compliance with OSHA and other applicable standards could be significant. In addition, future inspections at our facilities may result in liabilities, including enforcement actions by OSHA.

Although we do expect to incur expenses related to environmental, health and safety laws and regulations, based on information presently known to us, we believe that the future cost of complying with such laws and regulations and any liabilities associated with environmental, health and safety obligations will not have a material adverse effect on our business, financial condition or results of operations. However, future events, including new or stricter environmental or health and safety laws and regulations, related damage or penalty claims, the discovery of previously unknown environmental or health and safety conditions requiring investigation or remediation, more vigorous enforcement or a new interpretation of existing environmental or health and safety laws and regulations could require us to incur additional costs that may be material.

Florida office of insurance regulation

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

Our business has been, and may continue to be, adversely impacted by conditions affecting the U.S. economy.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. Throughout 2008 and 2009, the decline in economic activity in the United States affected, and may in the future materially affect, our business, financial condition and results of operations. Sales in the residential and commercial new construction market correlate closely to the number of new homes and buildings that are built, which in turn is influenced by factors such as interest rates, inflation or deflation, consumers’ spending habits, employment rates and other macroeconomic factors over which we have no control. Declining economic activity as a result of these factors resulted in a reduction in new construction and replacement purchases, which has affected, and may continue to affect, our sales volume and profitability.

The volatility and disruption of the capital and credit markets and adverse changes in the U.S. and global economy may negatively impact our ability, and the ability of our customers, to access financing and may impede our internal growth.

In late 2007, 2008 and early 2009, the capital and credit markets experienced volatility and disruption at unprecedented levels. Significant declines in the housing market during that period, coupled with falling home prices, increasing foreclosures and high levels of unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek government assistance and additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions. These disruptions in the financial markets may not only impact our liquidity but that of our suppliers, our independent distributors and our customers. If these market disruptions re-emerge, our business, financial condition, results of operations and cash flows could be adversely affected.

Changes in weather patterns and seasonal fluctuations may adversely affect our operating results.

Weather fluctuations may adversely affect our operating results and our ability to maintain our sales volume. Our operations may be adversely affected by unseasonably warm weather in the months of November to February and unseasonably cool weather in the months of May to August, which has the effect of diminishing customer demand for heating, ventilation and air conditioning systems and decreasing our sales volumes. Many of our operating expenses cannot be easily reduced during periods of decreased demand for our products. Accordingly, our results of operations will be negatively impacted in quarters with lower sales due to such weather fluctuations. In addition, our sales volumes and operating results in certain regions can be negatively impacted during inclement weather conditions in these regions.

In addition, our quarterly results may vary significantly. Although there is demand for our products throughout the year, in each of the past three fiscal years between 58% to 60% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production also typically occurs in the second and the third quarters of the fiscal year. Therefore, quarterly comparisons of our sales and operating results should not be relied upon as an indication of future performance, and the results of any quarterly period may not be indicative of expected results for a full year.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under such indebtedness.

We now have and will continue to have a significant amount of indebtedness for the foreseeable future. This indebtedness exposes us to risks that some of our primary competitors, with less outstanding indebtedness, do not face. On December 31, 2009, we had $1,160.8 million of indebtedness, net of original issue discount of $17.2 million, (of which $424.0 million consists of our 13.50%/14.00% senior subordinated notes due 2016, which we refer to as the senior subordinated notes, and $754.0 million consists of indebtedness under our senior secured credit facilities), excluding approximately $33.5 million of outstanding and undrawn letters of credit and up to $266.5 million of additional indebtedness that may be borrowed under the terms and conditions of our revolving credit facility, of which $198.0 million was available under our borrowing base as of such date.

Our substantial indebtedness could have important consequences to our business, including:

•	making it more difficult for us to satisfy our obligations with respect to our outstanding notes and other indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby limiting cash flow available to fund our working capital, capital expenditures or other general corporate requirements;

•	exposing us to the risk of interest rate increases on our variable rate borrowings, including borrowings under Goodman Global, Inc.’s senior secured credit facilities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, other general corporate requirements and acquisitions.

Our cash interest expense in 2008 and 2009 related to our senior secured credit facilities and senior subordinated notes was $162.2 million (which includes refinancing costs of $35.6 million incurred in connection with the 2008 Acquisition) and $97.0 million, respectively. At December 31, 2009, we had $424.0 million of outstanding senior subordinated notes, owed $754.0 million under our term loan credit agreement, had approximately $33.5 million in outstanding letters of credit and had no borrowings under our revolving credit agreement. The term loan credit agreement has an interest rate of LIBOR (with a minimum of 3.25%) or Prime, plus an applicable margin, based on certain leverage ratios. As of December 31, 2009, the applicable margin was 3.0% and total interest rate, based on the Prime rate, was 6.25%. The revolving credit agreement has an interest rate of LIBOR or Prime, plus an applicable margin. As of December 31, 2009, the total interest rate, based on the Prime rate, was 4.25%. An increase of 0.125% in the floating interest rates would have increased our interest expense by approximately $0.9 million in the year ended December 31, 2009.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The agreements governing our senior secured credit facilities and senior subordinated notes, contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and certain of our subsidiaries’ ability to, among other things:

•	incur additional debt or issue certain capital stock;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	permit restrictions on the ability of our subsidiaries to make distributions.

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

The failure to comply with any of these covenants would cause a default under our debt instruments. A default, if not waived, could result in acceleration of the outstanding indebtedness under such debt instruments, in which case such indebtedness would become immediately due and payable. In addition, a default or acceleration under our senior secured credit facilities or senior subordinated notes could result in a default or acceleration of other indebtedness as a result of cross-default or cross-acceleration provisions. If any default occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

Despite current indebtedness levels, we and our subsidiaries may incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. For example, as of December 31, 2009, we had $266.5 million of undrawn commitments under our revolving credit facility (of which $198.0 million was available under our borrowing base as of such date) that, if drawn, would further increase our leverage. Under the terms of the indenture governing our senior subordinated notes and the terms of our senior secured credit facilities, we are permitted to incur additional indebtedness. If new debt is added to our and our subsidiaries’ current debt levels, the related risks of compliance with certain ratios and of our ability to service our debt obligations that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance. This, to a certain extent, is subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our revolving credit agreement in an amount sufficient to enable us to service our debt, including the senior secured credit facilities and senior subordinated notes, or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt, including our senior secured credit facilities and senior subordinated notes, or sell certain of our assets on or before the maturity of our debt. We may not be able to restructure or refinance any of our debt on commercially reasonable terms, or at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

In addition, if our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets or seek additional capital. These alternative measures may not be available to us, may not be successful and may not permit us to meet our scheduled debt service obligations, which could result in substantial liquidity problems. Our senior secured credit facilities and senior subordinated notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

A substantial portion of our indebtedness is at a variable rate of interest, which could increase our interest expense in the event interest rates rise.

Certain of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing interest rates. A 1% increase or decrease in the overall interest rate would have resulted in approximately a $6.9 million ($4.2 million, net of tax) increase or decrease in our interest expense in the year ended December 31, 2009 on our variable rate indebtedness. If interest rates increase dramatically, we may be unable to meet our debt service obligations. We have entered into an interest rate cap with a notional amount of $150.0 million that matures in May 2010, an interest rate swap with a notional amount of $200.0 million which matures in March 2010 and an interest rate swap with a notional amount of $300.0 million which matures in March 2011. We are not under any obligation to maintain or renew such arrangements or to enter into additional arrangements, and any such arrangements may not be as effective as we expect in mitigating our exposure to interest rate fluctuations.

Any determination that a significant impairment of the value of our intangible assets or long-lived assets has occurred could have a material adverse effect on our consolidated financial condition and results of operations.

As a result of the 2008 Acquisition, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $1.4 billion and other identifiable intangible assets were $782.2 million as of December 31, 2009. We also have long-lived assets consisting of property and equipment, net of depreciation, of $169.9 million as of December 31, 2009. We review these assets both on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Any future determination that an impairment of the value of our goodwill, unamortized intangible assets or long-lived assets has occurred would require us to write-down the impaired portion of those assets to fair value, which would reduce our assets and stockholders’ equity and could have a material adverse effect on our financial condition and results of operations.

If we fail to improve our existing products or develop new products, or our competitors develop products that are superior to ours, our competitiveness in the marketplace, financial condition, results of operations and cash flows may be adversely affected.

Product innovation and new product development are important to maintaining the competitive position of our business and growing our sales and profit margins. Company-sponsored research and development expenses were $11.2 million, $10.5 million and $9.1 million for the years ended December 2009, 2008 and 2007, respectively. We intend to continue to conduct research and development activities as a means of improving existing products and developing new products. However, there can be no assurance that we will be able to improve existing products or develop new products on a cost-effective and timely basis or at all, that such products will compete favorably with products developed by our competitors, or that our existing technology will not be superseded by other technological developments that may be utilized by our competitors. If we fail to improve existing products and/or develop new products, or our competitors develop products that are superior to ours, we could experience lower revenues and/or lower profit margins, which could have an adverse effect on our competitiveness in the marketplace, financial condition, results of operations and cash flows.

Increased competition, as well as consolidation among independent distributors, may reduce our market share and our future sales.

The production and sale of HVAC equipment by manufacturers is highly competitive. According to industry sources, the top six domestic manufacturers (including us) represented approximately 90% of the unit sales in the U.S. residential and light commercial HVAC market in 2008. Our four largest competitors in this market are Carrier Corporation (a division of United Technologies Corporation), Trane Inc. (a wholly-owned subsidiary of Ingersoll-Rand Company Limited), Lennox International, Inc. and Rheem Manufacturing Company. Several of our competitors may have greater financial and other resources than we have. A number of factors affect competition in the HVAC industry, including an increasing emphasis on the development of more efficient HVAC products. Existing and future competitive pressures may materially and adversely affect our business, financial condition or results of operations, including pricing pressure if our competitors improve their cost structure. In addition, our company-operated distribution centers face competition from independent distributors and dealers owned by our competitors, some of whom may be able to provide their products or services at lower prices than we can. We may not be able to compete successfully against current and future competition and current and future competitive pressures faced by us may adversely affect our profitability and performance.

There are several companies that have recently sought to purchase, or have purchased, independent distributors and dealers and consolidate them into large enterprises. These consolidated enterprises may be able to exert pressure on us to reduce prices. Additionally, these new enterprises tend to emphasize their company name, rather than the brand of the manufacturer, in their promotional activities, which could lead to dilution of the importance and value of our brand names. Future price reductions and any brand dilution caused by the consolidation among HVAC distributors and dealers could have an adverse effect on our business, financial condition and results of operations.

Significant fluctuations in the cost of raw materials and components have reduced, and may continue to reduce, our operating margins. In addition, a decline in our relationships with key suppliers may have an adverse effect on our business, financial condition or results of operations.

Our operations depend on the supply of various raw materials and components, including copper, aluminum, steel, refrigerants, motors and compressors, from domestic and foreign suppliers. We do not enter into long-term supply contracts for many of our raw materials and component requirements. However, our suppliers may discontinue providing products to us at attractive prices, and we may be unable to obtain such products in the future from these or other providers on the scale and within the time frames we require. If a key supplier were unable or unwilling to meet our supply requirements, we could experience supply interruptions and cost increases which (to the extent that we are not able to find alternate suppliers or pass these additional costs onto our customers) could adversely affect our business, financial condition or results of operations. To the extent any of our suppliers experiences a shortage of components that we purchase, we may not receive shipments of those components and, if we were unable to obtain substitute components on a timely basis, our production would be impaired.

Between 2004 and 2008, commodity prices rose significantly to levels well above prices seen in the prior decade. To help address the rise in commodity costs, we implemented price increases in 2006 and 2008 on the majority of our products. Although commodity prices have moderated, a further increase in commodity prices could have a material adverse effect on our results of operations. We may not be able to increase the prices of our products further or reduce our costs to offset the higher commodity prices. In addition, our efforts to mitigate rising raw materials costs could adversely affect our results of operations if commodity prices were to unexpectedly decline.

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered and may continue to enter into commodity derivative arrangements. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity, some of which extend through the fourth quarter of 2011. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $12.9 million and $8.8 million as of December 31, 2008 and 2009, respectively.

We continue to monitor and evaluate the prices of our principal raw materials and may decide to enter into additional hedging contracts in the future.

A decline in our relations with our key distributors may adversely affect our business.

Our operations also depend upon our ability to maintain our relationships with our independent distributors. While we generally enter into contracts with our independent distributors, these contracts typically last for two years and can be terminated by either party upon 30 days’ notice. If our key distributors are unwilling to continue to sell our products or if our key distributors merge with or are purchased by a competitor, we could experience a decline in sales. If we are unable to replace such distributors or otherwise replace the resulting loss of sales, our business and results of operations could be adversely affected. For 2008 and 2009, approximately 45% and 43%, respectively, of our net sales were made through our independent distributors.

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

The development, manufacture, sale and use of our products involve a risk of product liability and warranty claims, including personal injury and property damage arising from fire, soot, mold and carbon monoxide. We currently carry insurance and maintain reserves for potential product liability claims. However, our insurance coverage may be inadequate if such claims arise and any liability not covered by insurance could have a material adverse effect on our business. To date, we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability. However, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or our situation in particular. Any such increase could result in lower profits or cause the need to reduce our insurance coverage. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Our product liability insurance policies have limits that if exceeded, may result in material costs that would have an adverse effect on our future profitability. In addition, warranty claims are not covered by our product liability insurance. Any product liability or warranty issues may adversely affect our reputation as a manufacturer of safe, quality products and could have a material adverse effect on our business.

Our financial results or liquidity may be adversely impacted by higher than expected tax rates or exposure to additional income tax liabilities.

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

We adopted the provisions of Financial Accounting Standards Board (FASB) accounting standards that, among other things, require companies to recognize the tax benefits of uncertain positions only when the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is more likely than not to be ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. At December 31, 2009, we had established a $53.6 million liability in respect of such unrecognized tax benefits, of which $4.4 million would impact the effective tax rate at recognition. We may be required to make cash payments in respect of taxes (and interest thereon) in respect of such unrecognized tax benefit. While we do not expect any such payments to have a material impact on our results of operations due to the liability we have already recognized, any such payments could impact our liquidity at the time they are made.

The costs of complying with, or addressing liabilities under, laws relating to the protection of the environment and worker health and safety may be significant.

We are subject to extensive, evolving and often stringent international, federal, state, provincial, municipal and local laws and regulations relating to the protection of human health and the environment, including those limiting the discharge of pollutants into the environment and those regulating the treatment, storage, disposal and remediation of, and exposure to, solid and hazardous wastes and hazardous materials. Certain environmental laws and regulations impose strict, joint and several liability on potentially responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released. We are currently, and may in the future be, required to incur costs relating to the investigation or remediation of such sites, or sites owned or operated by third parties where we have, or may have, disposed of our waste. See “Business—Regulation.”

We believe that we are in material compliance with applicable environmental laws and regulations, many of which provide for substantial fines or civil or criminal sanctions for violations. We incur expenses to maintain such compliance and it is possible that more stringent environmental laws and regulations, more vigorous enforcement or a new interpretation of existing laws and regulations could require us to incur additional costs and penalties. Further, existing or future circumstances, such as the discovery of new or materially different environmental conditions, could cause us to incur unanticipated costs that could have a material adverse effect on our business, financial condition or results of operations.

We are also subject to various laws and regulations relating to health and safety and expect to continue to make capital expenditures at our facilities to improve worker health and safety. Expenditures at our facilities to maintain compliance with the Occupational Safety and Health Administration, or OSHA, standards could be significant, and we may become subject to liabilities relating to worker health and safety at our facilities in the future. In addition, future inspections at our facilities may result in enforcement actions by OSHA.

Our products are also subject to international, federal, state, provincial and local laws and regulations. We are required to maintain our products in compliance with applicable current laws and regulations, and any changes which affect our current or future products could have a negative impact on our business and could result in additional compliance costs. For example, effective January 23, 2006, U.S. federal regulations mandated an increase in the minimum or SEER from 10 to 13 for central air conditioners and heat pumps manufactured in the United States. On November 19, 2007, the U.S. Department of Energy, or DOE, issued new regulations increasing the minimum annual fuel utilization efficiency, or AFUE, for several types of residential furnaces. These regulations apply to furnaces manufactured for sale in the U.S. or imported into the United States on and after November 19, 2015. On December 19, 2007, federal legislation was enacted authorizing the DOE to study the establishment of regional efficiency standards for furnaces and air conditioners. We anticipate that the DOE will consider establishing regional standards for heating and air conditioners during future rulemaking. We believe our products are on track to meet or exceed these new standards in advance of implementation. The required efficiency levels for our products may be further increased in the future by the relevant regulatory authorities. Any future changes in required efficiency levels or other government regulations could adversely affect our industry and our business.

Labor disputes with our employees could interrupt our operations and adversely affect our business.

We negotiated a three year collective bargaining agreement with the International Association of Machinists and Aerospace Workers, or the union, that was ratified by the union membership on December 5, 2009. As of December 31, 2009, the union represented approximately 20% of our employees, and this agreement covers all hourly employees at our manufacturing facility in Fayetteville, Tennessee. If we are unable to successfully negotiate acceptable terms with the union when the current agreement expires, our operating costs could increase as a result of higher wages or benefits paid to union members, or if we fail to reach an agreement with the union, our operations could be disrupted. Either event could have a material adverse effect on our business. In addition, there have been in the past, and may be in the future, attempts to unionize our non-union facilities. If employees at our non-union facilities unionize in the future, our operating costs could increase.

Our business operations could be significantly disrupted if we lose members of our management team.

Our success depends to a significant degree upon the continued contributions of our executive officers and key employees, both individually and as a group. For example, we have longstanding relationships with most of our independent distributors. In many cases, these relationships have been formed over a period of years through personal networks involving our key personnel. The loss of these personnel could potentially disrupt these longstanding relationships and adversely affect our business. We have employment-related agreements with 11 members of our senior management. Our future performance will be substantially dependent on our ability to retain and motivate our management. The loss of the services of any of our executive officers or key employees could prevent us from executing our business strategy.

We may be adversely affected by any natural or man-made disruptions to our distribution and manufacturing facilities.

We are a manufacturing company that is heavily dependent on our manufacturing and distribution facilities in order to maintain our business and remain competitive. Any serious disruption to a significant portion of our distribution or manufacturing facilities resulting from fire, earthquake, weather-related events, an act of terrorism or any other cause could materially impair our ability to manufacture and distribute our products to customers. Moreover, we could incur significantly higher costs and longer lead times associated with manufacturing or distributing our products to our customers during the time that it takes for us to reopen or replace damaged facilities. Many of our facilities are located at or near Houston, Texas, which is in close proximity to the Gulf of Mexico. This region is particularly susceptible to natural disruptions, as evidenced by hurricane activity in prior years. If any of these events were to occur, our financial condition, results of operations and cash flows could be materially adversely affected.

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

The interests of our controlling stockholder may differ from the interests of the holders of our outstanding debt.

As of December 31, 2009, Hellman & Friedman LLC (H&F) and its affiliates owned, in the aggregate, approximately 87% of Parent’s common stock and Parent indirectly owns all of our common stock. In addition, H&F and its affiliates, by virtue of their ownership of our Parent’s common stock and their voting rights under a stockholders agreement, control the vote in connection with substantially all matters subject to Parent stockholder approval. As a result of this ownership and the terms of a stockholders agreement, H&F is entitled to elect directors with majority voting power on our Parent’s Board of Directors, to appoint new management and to approve actions requiring the approval of the holders of our Parent’s outstanding voting shares as a single class, including adopting most amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our Parent’s assets. H&F, through its control of Parent and us, also controls all of our subsidiaries that guarantee our debt.

The interests of H&F and its affiliates may differ from yours in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of H&F and its affiliates, as equity holders, might conflict with interests of a note holder. H&F and its affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to a note holder, including the incurrence of additional indebtedness. Additionally, certain agreements governing our debt permit us to pay certain advisory fees, dividends or make other restricted payments under certain circumstances, and H&F may have an interest in our doing so.

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

Under Section 404 of the Sarbanes-Oxley Act, we are currently required to include a report of management on our internal control over financial reporting in our Annual Reports on Form 10-K. Our independent public accountants auditing our financial statements will be required to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending December 31, 2010. However, we elected to voluntarily comply for the fiscal year ending December 31, 2009. Previously, in connection with our 2006 year-end close, it was determined that some of our predecessor’s commodity derivatives did not qualify for hedge accounting and, as a result, we restated the prior quarters of 2006 to reflect the changes in fair value of those derivatives in other (income) expense, net, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not then effective for this reason. If we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future years, the trading price of our senior subordinated notes may decline.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2009, we owned three manufacturing facilities, one manufacturing/distribution facility, one research and development facility and seven company-operated distribution facilities. We also leased four manufacturing and assembly facilities, one distribution facility, 157 company-operated distribution facilities and the space for our corporate headquarters. From time to time, we also lease temporary warehouse space when required due to manufacturing cycles. We believe that our facilities are suitable for their present and intended purposes and are adequate for our current and expected level of operations. We do not anticipate any significant difficulties in renewing or relocating our leased facilities as our leases expire.

Our headquarters and material operating, manufacturing and distribution facilities are shown in the following table:

Location	Use	Owned/ leased	Approximate square footage
Houston, TX	Split Systems	Owned	525,103
Houston, TX	Flexible Duct, Fiberglass Insulation and Mat Materials	Owned	390,000
Houston, TX	Heating and Air Handler Products	Owned	225,295
Houston, TX	Research and Development	Owned	156,703
Houston, TX	Corporate Headquarters	Leased(1)	61,000
Houston, TX	Logistics Center	Leased(2)	969,843
Fayetteville, TN	Furnaces, Package Units, PTAC, Split Systems and Logistics Center	Owned	779,620
Dayton, TN	Air Handlers / Coils	Leased(3)	188,585

(1)	Our lease expires in September 2014.
(2)	Our Logistics Center is leased under three leases. All of our Logistics Center leases will expire in February 2016.
(3)	Our lease expires December 2010. We have an option to purchase the facility upon the expiration of the lease for $206,400.

ITEM 3.	Legal Proceedings

In addition to the matters described below, from time to time we are involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, environmental claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

As part of the equity contribution associated with the sale of the Amana Appliance business in July 2001, we agreed to indemnify Maytag for certain potential product liability claims. In light of these potential liabilities, we have purchased insurance that we expect will shield us from incurring material costs associated with such potential claims.

Pursuant to a March 15, 2001 Consent Order with the Florida Department of Environmental Protection (FDEP), our subsidiary, Goodman Distribution Southeast, Inc. (formerly Pioneer Metals Inc.), or GDI Southeast, is continuing to investigate and pursue, under FDEP oversight, the delineation of groundwater contamination at and around the GDI Southeast facility in Fort Pierce, Florida. Remediation is expected to begin in 2010. The contamination was discovered through environmental assessments conducted in connection with a Company subsidiary’s acquisition of the Fort Pierce facility in 2000 and was reported to FDEP, giving rise to the Consent Order.

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

Based on analyses of currently available information, it is probable that the proposed infrastructure and startup costs associated with the site will be approximately $0.5 million. We reserved approximately $0.5 million as of December 31, 2009, although it is possible that the ultimate costs could exceed this amount by up to approximately $3.3 million. Costs of future expenditures are not discounted to their present value. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require changes in the recorded reserve amount.

We believe this contamination predated GDI Southeast’s involvement with the Fort Pierce facility and GDI Southeast’s operation at this location has not caused or contributed to the contamination. Accordingly, we are pursuing litigation against a former owner and a former lessee of the Fort Pierce facility in an attempt to recover our costs. At this time, we cannot estimate probable recoveries from this litigation.

We are party to a number of other pending legal and administrative proceedings and are subject to various regulatory and compliance obligations. We believe that these proceedings and obligations will not have a material adverse effect on our consolidated financial condition, cash flows or results of operations. To the extent required, we have established reserves that we believe to be adequate based on current evaluations and our experience in these types of matters. Nevertheless, an unexpected outcome in any such proceeding could have a material adverse impact on our consolidated results of operations in the period in which it occurs. Moreover, future adverse developments could require material changes in the recorded reserve amounts.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market price for common stock and holders

All of our outstanding common stock is owned by Chill Intermediate Holdings, Inc. As a result, there is no established public market for our common stock. Investment funds affiliated with Hellman & Friedman LLC control a majority of the common stock of Goodman Global Group, Inc, which owns all the outstanding stock of Chill Intermediate Holdings, Inc.

Dividends

In December 2009, we paid a special dividend of $115.0 million on our common stock. Our senior secured credit facilities and the indenture governing our senior subordinated notes generally limit our ability to declare or pay dividends. For more detailed information on our senior secured credit facilities and the indenture governing our senior subordinated notes, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, capital resources and off-balance sheet arrangements” and notes to our consolidated financial statements.

Equity compensation plan information

The following table provides information as of December 31, 2009 with respect to the shares of our Parent’s common stock that could have been issued under the Chill Holdings, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) and option rollover agreements as in effect on December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,429,111	$9.83	143,411
Equity compensation plans not approved by security holders (2)	—	—	—

Total	6,429,111	$9.83	143,411

(1)	All outstanding options were granted under the 2008 Plan, except for 138,849 rollover options which remain subject to the terms and conditions of the Goodman Global, Inc. 2004 Stock Option Plan (Predecessor plan).
(2)	As of December 31, 2009, neither we nor our Parent had any equity compensation plans that were not approved by our stockholders.

ITEM 6.	Selected Financial Data

The following table presents our selected consolidated financial data. The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this annual report, as well as other financial information included elsewhere in this annual report. Risks and uncertainties described in the “Risk Factors” contained in this report may cause the selected financial data below not to be indicative of our future financial condition or results of operations.

The consolidated statement of operations data for the year ended December 31, 2009, the period February 14, 2008 to December 31, 2008, the period January 1, 2008 to February 13, 2008 and the year ended December 31, 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 have been derived from the audited consolidated financial statements included elsewhere in this annual report and have been prepared in accordance with accounting principles generally accepted in the United States, which we refer to throughout this annual report as “GAAP.” The consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from consolidated financial statements that are not included in this annual report.

	Predecessor				Successor
	Years ended December 31,			January 1 to February 13, 2008	February 14 to December 31, 2008	Year ended December 31, 2009
	2005	2006	2007
	(In thousands)
Consolidated statement of income data:
Sales, net (1)	$1,565,406	$1,794,753	$1,935,690	$147,137	$1,730,229	$1,851,186
Cost of goods sold	1,243,408	1,374,774	1,462,776	115,714	1,319,113	1,290,747
Selling, general and administrative expenses	170,077	205,894	210,613	65,616	187,144	236,231
Depreciation and amortization expense	37,717	32,641	35,119	3,835	44,913	48,435

Operating profit	114,204	181,444	227,182	(38,028)	179,059	275,773
Interest expense, net	74,213	77,825	68,378	56,176	135,616	134,767
Other (income) expense, net	(706)	5,264	(2,752)	(347)	1,554	(19,642)

Earnings before income taxes	40,697	98,355	161,556	(93,857)	41,889	160,648
Provision for (benefit from) income taxes	15,817	34,188	60,177	(27,815)	15,593	58,870

Net income	$24,880	$64,167	$101,379	$(66,042)	$26,296	$101,778

Statement of cash flows data:
Net cash (used in) provided by operating activities	$105,519	$53,724	$204,217	$(42,689)	$184,059	$207,705
Net cash used in investing activities	(24,957)	(39,343)	(14,181)	(3,508)	(1,963,561)	(20,200)
Net cash provided by (used in) financing activities	(60,639)	(26,591)	(182,650)	36,671	1,914,191	(291,944)
Other financial data:
Capital expenditures	28,806	39,383	26,416	3,409	18,203	20,209
Cash dividends	—	—	—	—	—	115,000
Ratio of earnings to fixed charges (2)	1.5x	2.2x	3.2x	— (3)	1.3x	2.1x

	Predecessor			Successor
	As of December 31,
	2005	2006	2007	2008	2009
	(In thousands)
Consolidated balance sheet data (at period end):
Cash and cash equivalents	$23,779	$11,569	$18,955	$144,118	$39,679
Total assets	1,621,537	1,623,971	1,567,617	3,075,745	2,979,523
Total debt	961,375	838,050	655,425	1,347,526	1,160,790
Redeemable preferred stock	225,570	—	—	—	—
Shareholders’ equity	107,815	521,085	622,106	1,262,297	1,315,518

(1)	Sales are presented net of certain rebates paid to customers. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to consolidated financial statements appearing elsewhere in this annual report.
(2)	For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income before taxes less capitalized interest, plus amortization of capitalized interest and fixed charges. “Fixed charges” include interest expense (including amortization of debt issuance costs), capitalized interest, and the portion of operating rental expense which management believes is representative of the interest component of rent expense.
(3)	For the period January 1 to February 13, 2008, earnings were not adequate to cover fixed charges by $93.9 million.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Goodman is a leading domestic manufacturer of heating, ventilation and air conditioning, or HVAC, products for residential and light commercial use. Since we began to manufacture HVAC equipment in 1982, we believe that we have grown our share of the residential HVAC market to now become one of the country’s largest residential HVAC manufacturers, based on unit sales. Our activities include engineering, manufacturing, distributing, and marketing an extensive line of HVAC equipment and related products. Our products are predominantly marketed under the Goodman®, Amana® and Quietflex® brand names. We believe the Goodman brand is the single largest domestic residential HVAC brand, based on unit sales, and caters to the large segment of the market that is price sensitive and desires reliable and low-cost climate comfort, while our premium Amana brand includes advanced features, quieter operation and enhanced warranties. The Quietflex brand is a recognized brand of flexible duct. Founded in 1975 as a manufacturer of flexible duct, we expanded into the broader HVAC manufacturing market in 1982. Since then, we have expanded our product offerings and maintained our core competency of manufacturing high-quality products at low costs. Our growth and success can be attributed to our strategy of providing a quality, competitively priced product that we believe is designed to be reliable and easy-to-install.

Goodman Global, Inc. was incorporated under the laws of Delaware in 2004. On December 23, 2004, Apollo Management, L.P., or Apollo, through its affiliate, Frio Holdings LLC, acquired our business from Goodman Global Holdings, Inc., a Texas corporation, and following a reorganization, we operated as Goodman Global, Inc.

On April 11, 2006, Goodman Global, Inc. completed an initial public offering of its common stock.

On February 13, 2008, Chill Acquisition, Inc., a Delaware corporation formed in October 2007, merged with and into Goodman Global, Inc., with Goodman Global, Inc. as the surviving corporation, now an indirect subsidiary of Goodman Global Group, Inc. (formerly Chill Holdings, Inc.), or Parent, a Delaware corporation formed October 2007 by affiliates of Hellman & Friedman LLC. We refer to this as the “2008 Acquisition.” We refer to Goodman Global, Inc. prior to the 2008 Acquisition as “Predecessor” and subsequent to the 2008 Acquisition as “Successor.” In connection with the 2008 Acquisition, the common stock of Goodman Global, Inc. was deregistered and its senior subordinated notes and senior floating rates notes were redeemed. In addition, Goodman Global, Inc. issued $500.0 million aggregate principal amount of 13.50%/14.00% senior subordinated notes due 2016, or the senior subordinated notes. Also in connection with the 2008 Acquisition, we entered into senior secured credit facilities consisting of a term loan agreement with a six-year maturity, or the “term loan agreement,” under which we borrowed an aggregate of $800.0 million in term loans, and a revolving credit agreement with a five year maturity, or the “revolving credit agreement,” which provided for revolving credit loans of up to $300.0 million, subject to borrowing base availability. The merger was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and liabilities assumed at their estimated fair market value considering a number of factors. The excess of the cost of the acquisition over the fair value of the net assets acquired was recorded as goodwill.

Effective December 7, 2009, we amended our term loan agreement and revolving credit agreement to permit a one-time dividend payable to our stockholder in an aggregate amount of $115.0 million. We incurred a fee of $3.0 million to our lenders in satisfaction of a condition to effectiveness of the amendments. We paid the dividend on December 16, 2009.

On December 11, 2009, Parent completed a private placement of $586.0 million in aggregate principal amount at maturity of its 11.5% Senior Discount Notes due 2014 with gross proceeds of approximately $320 million. The senior discount notes are obligations of the Parent. The senior discount notes are not guaranteed by Goodman Global, Inc. and its subsidiaries and are effectively subordinated in right of payment to all of our existing and future indebtedness and other liabilities, including the indebtedness and other obligations under our credit facilities and outstanding senior subordinated notes. Parent does not generate operating cash and in the event that a future dividend is required to satisfy Parent’s obligations under the senior discount notes, the senior secured credit facilities and the indenture governing our senor subordinated notes generally limit our ability to declare or pay dividends. Parent used the net proceeds of the senior discount notes along with the dividend that it received from us to pay a dividend to its shareholders and an equitable distribution to our option holders as required by our stock incentive plan.

Markets and sales channels

We manufacture and market an extensive line of heating, ventilation and air conditioning products for the residential and light commercial markets primarily in the United States and Canada. These products include split-system air conditioners and heat pumps, gas furnaces, package units, air handlers, package terminal air conditioners, evaporator coils and accessories. Essentially all of our products are manufactured and assembled at facilities in Texas, Tennessee, Florida, Pennsylvania and Arizona and are distributed through over 945 distribution points across North America.

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

Weather and seasonality and business mix

We believe that weather patterns have historically impacted the demand for HVAC products. For example, we believe that hot weather in the spring season can cause existing older units to fail earlier in the season, driving customers to accelerate replacement of a unit, which might otherwise be deferred in the case of a late season failure. Similarly, we believe that unseasonably mild weather diminishes customer demand for both commercial and residential HVAC replacement and repairs. Weather also impacts installation during periods of inclement weather as fewer units are installed due to dealers being delayed or forced to shut down their operations.

Although there is demand for our products throughout the year, in each of the past three fiscal years between 58% to 60% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production also typically occurs in the second and third quarters of the fiscal year.

We believe approximately 15% to 20% of our sales during 2009 were associated with residential new construction, with the balance attributable to repair, retrofitting and replacement units. With the current downturn in residential new construction activity, we are seeing a decline in the volume of products we sell into this market.

Costs

The principal elements of cost of goods sold in our manufacturing operations are component parts, raw materials, factory overhead, labor, transportation costs and warranty. The principal component parts, which, depending on the product, can approach up to 41% of our cost of goods sold, are compressors and motors. We purchase most of our components, such as compressors, motors, capacitors, valves and control systems, from third-party suppliers. In order to maintain low input costs, we also manufacture select components when it is deemed cost effective. We also manufacture heat transfer surfaces and heat exchangers for our units. Our primary raw materials are copper, aluminum and steel, all of which we purchase from third parties. We spent approximately $264.7 million in 2009 and approximately $300.0 million in each of 2008 and 2007 on these raw materials. Cost variability of raw materials can have a material impact on our results of operations. In order to enhance raw material price stability, we monitor principal raw material prices and strategically enter into commodity forward contracts and hedges for the purchase of certain raw materials. Shipping and handling costs associated with sales are recorded at the time of the sale. Warranty expense, which is also recorded at the time of sale, is estimated based on historical trends such as incident rates, replacement costs and other factors and equaled 3.6% and 2.7% of our net sales in 2009 and 2008, respectively.

In 2008, our cost of goods sold reflects a short-term increase as a result of the purchase accounting treatment of the step-up in basis of inventory as a result of the 2008 Acquisition. As a result of the adjustment to our asset basis, the cost of goods sold of Successor was increased by $48.0 million in the first quarter and second quarters of 2008.

Our selling, general and administrative expenses consist of costs incurred to support our marketing, distribution, engineering, information systems, human resources, finance, purchasing, risk management, legal and tax functions. In 2008, Predecessor’s selling, general and administrative expenses were negatively affected by approximately $42.9 million of expenses related to the 2008 Acquisition.

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

Interest expense, net consists of interest expense, interest income and gains or losses on the related interest rate derivative instruments. In addition, interest expense includes the amortization of the financing costs associated with the 2008 Acquisition. In 2008, Predecessor’s net interest expense included a $49.8 million charge related to the 2008 Acquisition and the related extinguishment of Predecessor’s outstanding debt.

Other income, net consists of gains and losses on early extinguishment of debt, ineffectiveness related to hedge accounting of our commodity swaps and miscellaneous income or expenses.

Critical accounting policies and estimates

Estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We must make these estimates and assumptions because certain information is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and significant judgment must be exercised. In preparing the financial statements, the most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to goodwill, intangible and long-lived assets and reserves for self-insurance, warranty and income tax liabilities. Actual results could differ materially from the estimates and assumptions used in the preparation of our financial statements.

Warranty costs

We offer a variety of warranties on our products. Provisions for warranties are made at the time revenues are recognized. These reserves are based on estimations derived from historical failure rates, estimated service costs and historical trends. In addition, when new products are introduced, we consult with engineering, manufacturing and quality control personnel to determine the initial warranty expense. On a quarterly basis, we reevaluate the estimated liability related to the installed units still under warranty based on updated failure rates and will, at times, adjust our warranty reserve. We do not discount this liability when making this calculation.

We also sell extended service contracts for certain of our products, most with terms of up to 10 years. Revenues from extended service contracts are deferred and amortized on a straight-line basis over the terms of the contracts. Expenses relating to obtaining and servicing these contracts are expensed as incurred.

Self insurance reserves and contingencies

We self-insure worker’s compensation, product liability, general liability, vehicle liability, group health and physical damage up to certain stop-loss amounts. We work with our claims administrator to estimate our self-insurance expenses and liabilities. The expense and liabilities are determined based on historical company claims information, as well as industry factors and trends in the level of such claims and payments. Our self-insurance reserves, calculated on an undiscounted basis, represent the best estimate of the future payments to be made on incurred claims reported and unreported for all periods presented. We maintain safety and injury prevention programs that are designed to improve the work environment, and as a result, reduce the incident rate and severity of our various self-insured risks. Actual payments for claims reserved may vary depending on various factors including the development and ultimate settlement of reported and unreported claims. Litigation and other uninsured contingencies require significant judgment and not all risks are insured.

Rebates and co-op marketing expenditures

We offer multiple rebate programs to our national accounts, dealers and builders as an inducement to encourage utilization of Goodman® and Amana® branded equipment across replacement and new construction markets. These rebates are part of our volume and new construction incentive programs. In addition, we offer a variety of rebate programs to our independent distributors to encourage distributors to pass on lower equipment costs to dealers, in order to drive market share expansion.

Rebates are accrued based on sales. For certain rebates, the accrual rate is impacted by estimates of the customer’s ability to reach targeted purchase levels. Rebates paid or credited to independent distributors, dealers and homebuilders are netted against revenues in accordance with the provisions of Financial Accounting Standards Board (FASB) accounting standards. Co-op marketing expenditures are funds reserved for cooperative marketing programs between us and our distributors. These expenditures are reflected in selling costs because they are based on an annual marketing plan whereby the distributor commits to spending the funds on marketing and advertising our products.

Income taxes

We use the liability method of accounting for taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences reverse.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least quarterly and at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider taxable income in carry back years, the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, our results could be affected.

At December 31, 2009 and December 31, 2008, we had a valuation allowance of $3.3 million against certain net operating loss carry forwards. As of December 31, 2009 and December 31, 2008, we had net deferred tax liabilities of $141.9 million and $101.6 million, respectively, primarily related to the non-deductibility of the step-up in basis of our assets to fair value in accordance with purchase accounting related to the 2008 Acquisition and other prior events.

FASB accounting standards require us to evaluate tax positions for all jurisdictions and for all years where the statute of limitations has not expired. FASB accounting standards require companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon effective settlement. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our income statement.

Significant judgment is required in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results. The accounting treatment for recorded tax assets associated with our tax positions reflects our judgment that it is more likely than not that our positions will be respected and the recorded assets will be realized. However, if such positions are challenged, then, to the extent they are not sustained, the expected benefits of the recorded assets and tax positions will not be fully realized.

Impairment of long-lived assets other than intangibles

We conduct periodic reviews for idle and under-utilized equipment and facilities and review business plans for possible impairment implications. If impairment were detected, these costs would be expensed in the same period. Historically, no significant impairment charges have been recorded.

Impairment of goodwill

Goodwill is the excess of the cost of an acquired company over the amounts assigned to assets acquired and liabilities assumed. Goodwill and other indefinite-lived intangibles are not amortized, but are tested for impairment annually or more frequently if an event occurs or circumstances change that would indicate the carrying amount could be impaired. Impairment testing for goodwill is done at the reporting unit level. An impairment charge generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit. We estimate fair value using standard business valuation techniques such as discounted cash flows, industry participant information and reference to comparable business transactions. The discounted cash flow fair value estimates are based on our projected future cash flows and the estimated weighted-average cost of capital of market participants. Management assumptions about expected future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital. Based on the results of our annual impairment tests, we determined that no impairment of our goodwill existed as of December 31, 2009. In assessing the fair value of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. We performed our annual test as of October 1, 2009 and determined that no impairment exists. As of December 31, 2009, there were no indicators noted that would require us to re-evaluate our annual impairment test.

Identifiable intangible assets

The values assigned to amortizable intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount would be charged to amortization expense. Future operating results and residual values could therefore reasonably differ from our current estimates and could require a provision for impairment in a future period. Indefinite lived intangible assets are reviewed by comparison of the fair value with its carrying amount. We performed our annual test as of October 1, 2009 and determined that no impairment exists. As of December 31, 2009, there were no indicators noted that would require us to re-evaluate our annual impairment test.

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

Fair value of financial instruments

Financial instruments include cash equivalents, accounts receivable, accounts payable, revolving loans payable, long-term debt, and commodity swap agreements. Management believes the fair value of cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The fair value of revolving loans payable and long-term debt is estimated based on anticipated interest rates that management believes would currently be available to us for similar issues of debt, taking into account our current credit risk and other market factors and arms length trades for debt securities, which are traded. The fair value of long-term debt is estimated to approximate the carrying amount. Commodity swaps are recorded at fair value.

Derivatives and hedging activities

We use financial instruments to manage market risk from changes in commodity prices and selectively hedge anticipated transactions that are subject to commodity price exposure, primarily using commodity contracts relating to raw materials used in our production process. The instruments are designated as cash flow hedges in accordance with FASB accounting standards and are recorded in the consolidated statement of financial position at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income, or OCI, and are subsequently reclassified into cost of sales in the period in which the end products are sold to our customers.

Revenue recognition

Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, sale price is fixed and determinable and collectability is reasonably assured. Revenues are recorded net of rebates to certain distributors, dealers and builders. These rebates relate to several programs and are designed to stimulate sales of our products. Provisions are made for warranties at the time revenues are recognized. Costs associated with shipping and handling of our products is included in costs of goods sold.

We consign certain products to many of our independent distributors. Product inventories shipped on consignment terms are maintained under a consignment arrangement on the premises of independent distributors. Revenues and cost of sales are recognized at the time consigned inventory is sold by the independent distributor to a third party.

Inventories

Inventory costs include material, labor, logistics, and plant overhead. Our inventory is stated at the lower of cost or market using the first-in, first-out, or FIFO, method.

Property, plant, and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Buildings and building improvements are depreciated using the straight-line method over the remaining useful lives of the assets, which is 10 to 39 years. Equipment is depreciated on a straight-line basis over the assets’ remaining useful lives, which is 3 to 10 years. Interest attributable to construction in progress is capitalized.

Deferred financing costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the period the related debt is anticipated to be outstanding.

Trade and other receivables

Our receivables are recorded when billed and represent claims against third parties that will be settled in cash. The customer’s financial position is periodically reviewed, and no collateral is required. The carrying value of our receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. We do not have significant credit risk concentrations and historically have not experienced significant losses related to our receivables.

Pensions and other postretirement benefits

We account for our defined benefit pension plan and our defined benefit postretirement medical plan in accordance with FASB accounting standards. These standards require that amounts recognized in the financial statements be determined on an actuarial basis. Significant assumptions involved in determining our pension and other postretirement benefit expense include the expected return on plan assets, expected healthcare cost and the discount rate for calculating future liability. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which results in an estimated return on plan assets that is included in current year pension income or expense.

Research and development

Research and development costs are charged to selling, general and administrative expense as incurred.

Stock-based compensation

FASB accounting standards require that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. We use the modified prospective method of application, which requires us to recognize compensation cost on a prospective basis. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. Excess tax benefits related to stock option exercises are reflected as financing cash flows.

All outstanding options to acquire our common stock that were issued prior to the 2008 Acquisition (other than rollover options), whether or not fully vested, became fully vested immediately prior to the 2008 Acquisition and were canceled and converted into cash payments. Immediately following the 2008 Acquisition, on February 13, 2008, the Chill Holdings, Inc. 2008 Stock Incentive Plan, or the 2008 Plan, was adopted.

Results of operations

The financial information for 2008 in the table below is the combined presentation of the pre-merger period January 1 to February 13, 2008 and the post-merger period February 14 to December 31, 2008 and therefore constitutes unaudited non-GAAP financial information.

Management believes that combining the Predecessor results for the period January 1, 2008 through February 13, 2008 with the results of the post-acquisition period provides the basis for a meaningful comparison to the operating results for the year ended December 31, 2009. The combined operating results have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved absent the 2008 Acquisition and may not be predictive of future results of operations. In addition, despite the combined presentation not being in accordance with GAAP because of, among other things, the change in the historical carrying value or basis of assets and liabilities that resulted from the 2008 Acquisition, we believe that for comparison purposes, such a presentation is meaningful to an understanding of the results of the business. Where the operating results for the pre-merger and post-merger periods in 2008 have been impacted by 2008 Acquisition costs or changes in the historical carrying values, such items are identified and discussed. Additionally, the historic periods do not reflect the impact the 2008 Acquisition had on us, most notably significantly increased leverage and liquidity requirements, and may not be predictive of future results of operations.

	2009	2008	2007
Sales, net	100.0%	100.0%	100.0%
Cost of goods sold	69.7	76.4	75.6
Selling, general and administrative	12.8	11.2	10.9
Acquisition-related expenses	—	2.3	—
Depreciation and amortization expenses	2.6	2.6	1.8

Operating profit	14.9	7.5	11.7
Interest expense, net	7.3	10.2	3.5
Other (income) expense, net	(1.1)	0.1	(0.1)

Earnings before taxes	8.7	(2.8)	8.3
Provision for income taxes	3.1	(0.7)	3.1

Net income	5.6	(2.1)	5.2

December 31, 2009 compared to December 31, 2008

Sales, net. Net sales for the year ended December 31, 2009 were $1,851.2 million, a $26.2 million, or 1.4%, decrease from $1,877.4 million for the year ended December 31, 2008. Sales volume for the year ended December 31, 2009 was 5.0% lower than the previous year, primarily as a result of declines in the residential new construction market and the overall downturn in the economy. The decline in sales volume was partially offset by a 3.1% increase primarily related to a favorable product mix, including gas furnaces and the continued shift to higher priced, higher SEER cooling products and 0.5% of pricing-related gains.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2009 was $1,290.7 million, a $144.1 million decrease from $1,434.8 million for the year ended December 31, 2008. Cost of goods sold for the year ended December 31, 2008 was negatively affected by a $48.0 million purchase accounting treatment of the step-up in the basis of inventory related to the 2008 Acquisition. Excluding the effect of the amortization of the inventory step-up, cost of goods sold as a percentage of net sales decreased from 73.9% for the year ended December 31, 2008 to 69.7% for the year ended December 31, 2009. This decrease in cost of goods sold as a percentage of net sales was due to a reduction in certain raw material costs, the shift in product mix to higher margin products and cost-reducing product designs.

Selling, general and administrative expense. Selling, general and administrative expense for the year ended December 31, 2009 was $236.2 million, a $26.4 million, or 12.6% increase from $209.8 million for the year ended December 31, 2008, which related primarily to payroll-related expenses. As a percentage of net sales, selling, general and administrative expense was 12.8% and 11.2% for the years ended December 31, 2009 and December 31, 2008, respectively.

Acquisition-related expense. We incurred $42.9 million in transaction-related expenses during the year ended December 31, 2008 as a result of the 2008 Acquisition.

Depreciation and amortization expense. Depreciation and amortization expense for the years ended December 31, 2009 was $48.4 million, a $0.3 million decrease from $48.7 million for the year ended December 31, 2008. A $1.6 million decrease in depreciation expense related to fully depreciated assets was partially offset by a $1.3 million increase in amortization expense related to the 2008 Acquisition.

Operating profit. Operating profit for the year ended December 31, 2009 was $275.8 million, a $134.8 million increase from a $141.0 million operating profit reported for the year ended December 31, 2008. Operating profit for the year ended December 31, 2008 was negatively impacted by the $48.0 million amortization of the inventory step-up and the $42.9 million acquisition-related expenses. Excluding the effect of the inventory step-up and the acquisition-related expenses, operating profit increased $43.8 million, primarily due to favorability in cost of goods sold that was partially offset by an increase in selling, general and administrative payroll-related expenses.

Interest expense, net. Interest expense, net for the year ended December 31, 2009 was $134.8 million, a decrease of $57.0 million from $191.8 million reported for the year ended December 31, 2008. Interest expense, net for the year ended December 31, 2008 included a $49.8 million charge related to the retirement of Predecessor’s outstanding debt and $14.2 million related to the extinguishment of Predecessor’s outstanding debt. The 2008 Acquisition debt was issued in mid-February 2008 and, on a comparative basis, was outstanding for a longer period in 2009. However, a reduction of our term loan interest rate to 6.25% from 6.5%, the repurchase of $76.0 million of senior notes and the $100.0 million repayment of our revolving credit agreement in 2009 resulted in lower interest expense in the year ended December 31, 2009 as compared to year ended December 31, 2008. Our outstanding debt was $1,160.8 million at December 31, 2009 and $1,345.7 million at December 31, 2008.

Other (income) expense, net. Other income for the year ended December 31, 2009 was $19.6 million, a net change of $20.8 million from $1.2 million expense reported for the year ended December 31, 2008. Other income for the year ended December 31, 2009 consisted primarily of a $16.6 million gain related to the repurchase of our senior subordinated notes and $2.7 million in foreign currency gains. Other income for the year ended December 31, 2008 consisted primarily of $1.6 million in foreign currency losses.

Provision for income taxes. The income tax provision for the year ended December 31, 2009 was $58.9 million compared to the tax benefit of $12.2 million for the year ended December 31, 2008. The effective tax rate for the year ended December 31, 2009 was 37.3%, a 13.8% increase from the effective tax rate of 23.5% for the year ended December 31, 2008. The difference was primarily the result of non-deductible transaction costs in the year ended December 31, 2008 related to the 2008 Acquisition.

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

Cost of goods sold. Cost of goods sold for the year ended December 31, 2008 was $1,434.8 million, a $28.0 million, or 1.9%, decrease from $1,462.8 million for the year ended December 31, 2007. The decrease primarily relates to lower sales volume, partially offset by an increase resulting from the purchase accounting treatment of the step-up in basis of inventory related to the 2008 Acquisition. During the period following the 2008 Acquisition, our cost of goods sold increased by $48.0 million as we recognized the non-cash increase in our inventory value. Excluding the effect of the amortization of the inventory step up, cost of goods sold as a percentage of net sales decreased to 73.9% for the year ended December 31, 2008 from 75.6% for the year ended December 31, 2007. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product design modifications and increased productivity and efficiencies in our factories, offset by higher commodity costs.

Selling, general and administrative expense. Selling, general and administrative expense for the year ended December 31, 2008 was $252.8 million, a $42.2 million, or 20.0%, increase from $210.6 million for the year ended

December 31, 2007, primarily as a result of the 2008 Acquisition. Selling, general and administrative expense for the year ended December 31, 2008 included acquisition-related expenses of $42.9 million associated with the 2008 Acquisition. Excluding acquisition-related fees, our selling, general and administrative expenses for the year ended December 31, 2008 of $209.8 million was $0.8 million less than our selling, general and administrative expenses for the year ended December 31, 2007. As a percentage of net sales (exclusive of acquisition-related expenses), selling, general and administrative expense were 11.2% and 10.9% for the years ended December 31, 2008 and December 31, 2007, respectively, and are considered comparable.

Depreciation and amortization expense. Depreciation and amortization expense for the year ended December 31, 2008 was $48.7 million, a $13.6 million or 39.0% increase from $35.1 million for the year ended December 31, 2007. The increase was primarily due to increased amortization of identifiable intangible assets and increased depreciation recorded resulting from the 2008 Acquisition.

Operating profit. Operating profit for the year ended December 31, 2008 was $141.0 million, an $86.1 million, or 37.9%, decrease from $227.2 million for the year ended December 31, 2007. Operating profit for the year ended December 31, 2008 was negatively impacted by the $48.0 million amortization of the inventory step up, the $42.9 million transaction-related expenses as a result of the 2008 Acquisition and lower sales volumes. The decrease was partially offset by the favorable product mix and pricing-related gains, mentioned above, cost-reducing product designs, increased productivity and efficiencies in our factories.

Interest expense, net. Interest expense, net for the year ended December 31, 2008 was $191.8 million, an increase of $123.3 million from $68.4 million reported for the year ended December 31, 2007. Interest expense, net for the year ended December 31, 2008 included a charge of $35.6 million related to the 2008 Acquisition and $14.2 million related to the extinguishment of Predecessor’s outstanding debt. Additionally, interest expense, net increased due to increases in the amount of debt outstanding and higher interest rates. The outstanding debt balance as of December 31, 2008 was $1,347.5 million compared to $655.4 million as December 31, 2007.

Other (income) expense, net. Other expense for the year ended December 31, 2008 was $1.2 million, a net change of $3.9 million from other income of $2.7 million reported for the year ended December 31, 2007. The change in other (income) expense is primarily due to $1.6 million in foreign currency translation losses, $0.8 million related to overhedges and hedging ineffectiveness and $2.0 million net gains from asset dispositions during the year ended December 31, 2007.

Provision for income taxes. The income tax benefit for the year ended December 31, 2008 was $12.2 million compared to the tax provision of $60.2 million for the year ended December 31, 2007. The effective tax rate for the year ended December 31, 2008 and December 31, 2007 was 23.5% and 37.3%, respectively. The net tax benefit was due to the pre-tax loss in 2008 resulting from expenses related to the 2008 Acquisition and higher interest expense and the benefit of the domestic production activities deduction.

Liquidity, capital resources and off-balance sheet arrangements

As of December 31, 2009, we had unrestricted cash and cash equivalents of $39.7 million, working capital of $293.2 million and $198.0 million in availability under our revolving credit agreement.

At December 31, 2009, we had, excluding original issue discount, $1,178.0 million of indebtedness outstanding that included $424.0 million of senior subordinated notes and $754.0 million related to our term loan credit agreement. At December 31, 2009, we had no borrowings under our revolving credit agreement. Outstanding commercial and standby letters of credit issued under the credit facility totaled $33.5 million as of December 31, 2009.

Effective December 7, 2009, we amended our term loan credit agreement and revolving credit agreement to permit a one-time dividend payable to our stockholder in an aggregate amount of $115.0 million. We incurred a fee of $3.0 million to our lenders in satisfaction of a condition to effect the amendments. We paid the dividend on December 16, 2009.

In 2009, we reduced our outstanding debt by $194.0 million:

•

In December 2009, we made an $18.0 million payment on our term loan credit agreement to satisfy our obligation of $2.0 million per quarter for the period beginning October 1, 2011 and ending December 31, 2013. As a result, we recognized an expense of $0.3 million of previously unamortized deferred financing fees and $0.4 million of previously unamortized original issue discount that related directly to the amount of the early extinguishment of debt. The outstanding balance at December 31, 2009 of $754.0 million is due at maturity in February 2014.

•	In July 2009, we made a $100 million payment to reduce the outstanding balance of our revolving credit agreement to $0.

•

In April 2009, in two separate transactions, we purchased for $58.9 million (inclusive of $1.9 million in accrued interest) approximately $76.0 million aggregate face value of our senior subordinated notes. We recognized a gain of $16.6 million as a result of the early extinguishment of debt. The $76.0 million in repurchased notes were retired in December 2009.

We paid approximately $97.0 million in cash interest expense in 2009 related to our outstanding debt. At December 31, 2009, we were in compliance with all of the covenants under our term loan credit agreement and revolving credit agreement.

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

From time to time, we may pursue acquisitions, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund any future acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our subsidiaries’ revolving credit agreement or through new debt issuances. We or our Parent may also issue additional equity either directly or in connection with any such acquisitions. As of December 31, 2009, other than routine leasing agreements, we had no off-balance sheet arrangements.

Operating activities

Net cash provided by operating activities for the years ended December 31, 2009, 2008 and 2007 was $207.7 million, $141.4 million and $204.2 million, respectively. Cash flow from operations improved in 2009 by $66.3 million as compared to the same period in 2008 primarily as a result of an increase of $142.7 million in net income that was partially offset by a $16.6 million gain related to the retirement of $76.0 million in senior subordinated notes and by 2008 Acquisition related non-cash items that included the $48.0 million step-up in the valuation of inventory that was recognized in cost of sales in 2008 and $14.5 million in deferred financing fees and original issue discount related to the retirement of Predecessor’s debt in 2008. Cash flow from operations decreased in 2008 by $62.8 million as compared to the same period in 2007 primarily as a result of a decrease of $141.2 million in net income that was partially offset by 2008 Acquisition related non-cash items that included the $48.0 million step-up in the valuation of the inventory that was recognized in cost of sales in 2008 and $23.8 million in deferred financing fees and original issue discount related to the retirement of Predecessor’s and the issuance of Successor’s new debt in 2008. Cash flow from operations in 2007 was positively impacted by higher net income as well as lower inventory levels resulting from improved production attainment, reduction in certain types of cooling units, improved order cycle times and higher sales, partially offset by an increase in accounts receivable.

Investing activities

For the year ended December 31, 2009, cash used in investing activities was $20.2 million compared to $1,967.1 million and $14.2 million in 2008 and 2007, respectively. Cash used in investing activities in 2009 was primarily related to $20.2 million in equipment purchases. Cash used in investing activities in 2008 was primarily due to $1,946.6 million of cash relating to the 2008 Acquisition. Capital expenditures were $21.6 million and $26.4 million in 2008 and 2007, respectively.

Financing activities

In 2009, our cash used in financing activities was $291.9 million, compared to $1,950.9 million in cash provided by financing activities in 2008 and $182.7 million in cash used in financing activities in 2007. In 2009, we made payments of $100.0 million to fully satisfy our outstanding obligations under our revolving credit facility, payments of $57.0 million (exclusive of accrued interest) to purchase $76.0 million in face value of our senior notes, prepaid $18.0 million due on term loan credit agreement and made a $115.0 million dividend distribution to our stockholder. In 2008, primarily as a result of the 2008 Acquisition, we received proceeds of $1,373.0 million from long-term debt, net of original issue discount, and $1,278.2 million in equity contributions and repaid $683.5 million in Predecessor debt. We incurred deferred financing costs of $45.7 million and equity issuance costs of $8.1 million associated with the 2008 Acquisition. Also during 2008, we repaid $28.0 million of our term loan credit agreement. During 2007, we repaid $182.6 million of our long-term debt.

Long term debt

We incurred substantial indebtedness in connection with the 2008 Acquisition.

Senior subordinated notes

In February 2008, we issued and sold $500.0 million of 13.50%/14.00% senior subordinated notes due 2016. The senior subordinated notes bear interest at a rate of 13.50% per annum, provided that we may, at our option, elect to pay interest in any interest period at a rate of 14.00%, per annum, in which case up to 3.0% per annum may be paid by issuing additional notes. The notes are wholly and unconditionally guaranteed by each subsidiary guarantor.

In April 2009, we formed Goodman Global Finance (Delaware) LLC (GGF), a Delaware limited liability company and, as of that date, an unrestricted subsidiary, which entered into two separate transactions to purchase for $58.9 million (inclusive of $1.9 million in accrued interest) approximately $76.0 million aggregate face value of our senior subordinated notes. We recognized a gain of $16.6 million in the second quarter of 2009 as a result of this early extinguishment of long-term debt, after taking into consideration the recognition of $2.4 million of previously unamortized deferred financing costs associated with the $76.0 million of senior subordinated notes.

In December 2009, we designated GGF a restricted subsidiary and retired the $76.0 million aggregate face value of senior subordinated notes that were held by GGF.

Term loan credit agreement/revolving credit agreement

In February 2008, we entered into an $800.0 million term loan credit agreement due 2014 and a $300.0 million revolving credit agreement due 2013. The term loan credit agreement has an interest rate of Prime or London Interbank Offered Rate (LIBOR), with a minimum of 3.25% plus applicable margin, based on certain leverage ratios, which was 3.0% and totaled 6.25% as of December 31, 2009. The revolving credit agreement has an interest rate of Prime or LIBOR, plus applicable margin, which was 1.0% and totaled 4.25% as of December 31, 2009.

As of December 31, 2009, we owed $754.0 million on our term loan credit agreement and had no outstanding obligation on our revolving credit agreement, other than outstanding and undrawn letters of credit of $33.5 million.

In December 2009, we made an $18.0 million payment on our term loan credit agreement to satisfy our obligation of $2.0 million per quarter for the period beginning October 1, 2011 and ending December 31, 2013. As a result, we recognized an expense of $0.3 million of previously unamortized deferred financing fees and $0.4 million of previously unamortized original issue discount that related directly to the amount of the early extinguishment of debt. The outstanding balance at December 31, 2009 of $754.0 million is due at maturity in February 2014.

We had availability under the revolving credit agreement of $198.0 million at December 31, 2009 after taking into consideration outstanding commercial and standby letters of credit issued under the credit facility, which totaled $33.5 million as of December 31, 2009.

Original issue discount

The term loan credit agreement included an original issue discount of $32.0 million. It is being amortized to interest expense using the effective interest method over the period the debt is anticipated to be outstanding through maturity. As of December 31, 2009, the unamortized balance of the original issue discount was $17.2 million.

Other

Substantially all of our existing U.S. subsidiaries guarantee our debt obligations under the term loan agreement, the revolving credit agreement and the senior subordinated notes and have granted security interests in, or mortgages on, substantially all of their tangible and intangible assets as collateral for the obligations under the term loan agreement and the revolving credit agreement. In addition, Chill Intermediate Holdings, Inc. guarantees our debt obligations under the term loan and revolving credit agreements. We are structured as a holding company and substantially all of our assets and operations are held by our subsidiaries. There are currently no significant restrictions on the ability of Goodman Global, Inc. to obtain funds from its subsidiaries by dividend or loan.

Under the term loan credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. In addition, under our revolving credit agreement, we are required to satisfy and maintain, in certain circumstances, a minimum fixed charge coverage ratio. As of December 31, 2009, we were in compliance with all of the covenants under our senior term loan credit agreement and revolving credit agreement.

We and our subsidiaries, affiliates or significant stockholders may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

Recent accounting pronouncements

Refer to Note 2 in our consolidated financial statements in Part IV of this Annual Report for a discussion of our critical accounting policies and estimates.

Contractual obligations and commitments

The following table reflects our contractual obligations and commercial commitments as of December 31, 2009. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than five years
	(In millions)
Senior subordinated notes	$424.0	$—	$—	$—	$424.0
Term loan credit agreement	754.0	—	—	754.0	—
Interest payments (2)	598.9	119.8	235.8	173.9	69.4
Operating leases	88.8	26.3	36.9	21.5	4.1
Self insurance	10.8	6.6	3.5	0.7	—
Pension payments	19.1	1.4	3.1	3.5	11.1

Total contractual obligations	$1,895.6	$154.1	$279.3	$953.6	$508.6

(1)	Excluded from the foregoing contractual obligations table are open purchase orders at December 31, 2009 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements and other contracts without express funding requirements.
(2)	Interest payments reflect interest payable on our outstanding long term obligations at December 31, 2009 and include our senior subordinated notes and term loan credit agreement. Interest payments are calculated based on an assumed rate of 13.5% for the senior subordinated notes (i.e., payment entirely in cash, rather than using the partial payment, in-kind option) and an assumed rate of 6.25% for the term loan credit agreement.

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

Interest rate risk

We are subject to interest rate and related cash flow risk in connection with borrowings under our term loan and revolving credit facilities which totaled $754.0 million at December 31, 2009. To reduce the risk associated with fluctuations in the interest rate of our floating rate debt: (1) in May 2008, we entered into a two-year interest rate cap with a notional amount of $150.0 million that matures in May 2010; (2) in March 2009, we entered into an interest rate swap with a notional amount of $200.0 million that matures in March 2010; and (3) in March 2009, we entered into an interest rate swap with a notional amount of $300.0 million that matures in March 2011.

Our results of operations can be affected by changes in interest rates due to variable interest rates on our term loan credit agreement and revolving credit agreement. A 1% increase or decrease in the overall interest rate would have resulted in approximately a $6.9 million ($4.2 million, net of tax) increase or decrease in our interest expense in the year ended December 31, 2009 on our variable rate indebtedness, after taking into consideration our interest rate swaps.

Foreign currency exchange rate risk

We conduct our business primarily in the United States. We have limited sales in Canada, which are transacted in Canadian dollars. Other export sales, primarily to Latin America and the Middle East, are transacted in United States dollars. Therefore, we have only minor exposure to changes in foreign currency exchange rates. Sales outside the United States have not exceeded 5% in any of the three years ended December 31, 2009, 2008 or 2007. Approximately 1% of our total assets are outside the United States. There has been minimal impact on operations due to currency fluctuations.

Commodity price risk

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered and may continue to enter into commodity derivative arrangements. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. We have entered into swaps for a portion of our commodity supply that expire through December 31, 2011. These swaps had a net fair value as an asset of $23.4 million ($14.4 million, net of tax) as of December 31, 2009. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $8.8 million ($5.4 million, net of tax) as of December 31, 2009.

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

Effectiveness of controls and procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC, and is accumulated and communicated to management including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

Management’s report on internal control over financial reporting

Management’s report on our internal control over financial reporting can be found in Part IV, Item 15, “Exhibits and Financial Statement Schedules”, of this report and is incorporated herein by reference. The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can also be found in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this report and is incorporated by reference.

Changes in internal control over financial reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2009. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

MANAGEMENT

The following table provides information regarding our executive officers and directors:

Name	Age	Position

David L. Swift	51	President, Chief Executive Officer and Director

Lawrence M. Blackburn	55	Executive Vice President, Chief Financial Officer and Director

Ben D. Campbell	53	Executive Vice President, Secretary and General Counsel

Donald R. King	53	Executive Vice President, Human Resources

Peter H. Alexander	71	Senior Vice President, Independent Distribution

Samuel G. Bikman	41	Senior Vice President, Logistics and Business Development

Gary L. Clark	47	Senior Vice President, Marketing

James L. Mishler	55	Senior Vice President and President of Company Owned Distribution

Terrance M. Smith	60	Senior Vice President and Chief Information Officer

William L. Topper	53	Senior Vice President, Operations

Mark M. Dolan	50	Vice President, Corporate Controller and Treasurer

Ardee Toppe	46	Vice President and President and General Manager of Quietflex

Erik Ragatz	37	Chairman of the Board of Directors

Charles A. Carroll	60	Director

Robert B. Henske	48	Director

Saloni Saraiya Multani	31	Director

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

Mr. Donald R. King joined us in November 2000 as Executive Vice President, Human Resources. Prior to joining Goodman, Mr. King led the human resources function for the Americas Region of Halliburton Company. Mr. King has over 25 years of human resources experience that spans a variety of industries and Fortune 100 companies, including Ryder Systems, Inc., Aetna Insurance Company, The Prudential Insurance Company of America and Phillips Petroleum Company.

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

Mr. James L. Mishler joined us in September 2003. Mr. Mishler has over 25 years of marketing, sales, service, distribution, operations and general management experience in the major appliance and HVAC industries. His previous employment has been with Whirlpool, Frigidaire and Lennox.

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

Mr. Erik Ragatz became one of our directors on February 13, 2008. Mr. Ragatz is a Managing Director at Hellman & Friedman LLC. Prior to joining Hellman & Friedman in 2001, Mr. Ragatz was a vice-president with Pacific Equity Partners in Sydney, Australia and an associate with Bain Capital in Boston, Massachusetts. Mr. Ragatz also worked as a management consultant for Bain & Company in San Francisco, California. Mr. Ragatz also currently serves as a director of Sheridan Holdings, Inc., LP Financial and San Francisco Education Fund.

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

Mr. Robert B. Henske became one of our directors on February 13, 2008. Mr. Henske has served as a Managing Director of Hellman & Friedman LLC since July 2007. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s Chief Financial Officer from January 2003 to September 2005. Prior to joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc., a supplier of electronic design automation software, from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm, where he was a partner. Mr. Henske also serves as Chairman of the Board of Activant Solutions, Inc. and is or has been a member of the Board of Directors of VeriFone Holdings, Inc., Williams Scotsman, Grove Worldwide, Reliant Building Products and American Savings Bank.

Ms. Saloni Saraiya Multani became one of our directors on February 13, 2008. Ms. Multani is a Principal at Hellman & Friedman LLC. Prior to joining Hellman & Friedman in 2006, Ms. Multani worked in the Private Equity Group at The Blackstone Group and at Columbia House Company, both in New York. Ms. Multani also currently serves as a director of Vertafore, Inc.

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

Board composition and governance

Our Board of Directors consists of 6 directors. Our by-laws provide that our Board of Directors consist of no less than 2 nor more than 10 persons. The exact number of members on our Board of Directors will be determined from time to time by resolution of a majority of our full Board of Directors.

Each of our directors serves for a term of one year. Directors hold office until the annual meeting of stockholders and until their successors have been duly elected and qualified.

In connection with the 2008 Acquisition, we entered into a stockholders agreement with Parent, funds affiliated with each of Hellman & Friedman LLC, which we refer to as the Hellman & Friedman Investors, GSO Capital Partners, Farallon Partners and AlpInvest Partners, certain other investors that the funds affiliated with GSO Capital Partners syndicated their investments to and certain members of our management. Under the stockholders agreement, prior to an initial public offering of the shares of Parent’s common stock, the Board of Directors of Parent will consist of the chief executive officer of Parent and additional directors designated by the Hellman & Friedman Investors and their affiliates. Following such an initial public offering, the stockholders agreement provides that the Hellman & Friedman Investors will generally be entitled to nominate a number of directors (rounded up to the nearest whole number) corresponding to their proportionate equity interest in Parent.

For a discussion regarding the stockholders agreement, please refer to “Certain Relationships and Related Transactions, and Director Independence—Agreements related to the 2008 Acquisition—Stockholders agreement.”

The members of our Board of Directors have been determined by action of Parent, our sole stockholder. Parent has designated the members of its Board of Directors to also be the members of our Board of Directors. Because we have a single stockholder, we do not have a standing nominating committee of our Board of Directors and do not recommend directors for approval by Parent.

We believe that Parent seeks to ensure that our Board of Directors is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow our Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure. In that regard, we believe that Parent considers all factors it deems appropriate, including the information discussed in each of the board members’ biographical information set forth above and, in particular, with regards to Messrs. Ragatz, Henske and Saraiya, their significant experience, expertise and background with regard to financial matters.

Our Board of Directors currently has one standing committee, the Audit Committee.

Audit Committee

The Audit Committee currently consists of three directors, Messrs. Erik D. Ragatz (Chairman) and Robert B. Henske and Ms. Saloni Saraiya Multani. All were appointed to the Audit Committee in 2008. Our Board of Directors has determined that Robert B. Henske has accounting or related financial management expertise and qualifies as an audit committee financial expert as defined under the SEC’s rules and regulations.

Compensation committee interlocks and insider participation

Compensation decisions are made by the Board of Directors and Compensation Committee of Parent. Parent’s board has appointed Messrs. Henske and Ragatz, who are also members of our Board of Directors, to serve on Parent’s compensation committee. None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or members of Parent’s compensation committee.

Messrs. Henske and Ragatz are managing directors of Hellman & Friedman LLC. As of December 31, 2009, affiliates of Hellman & Friedman LLC control approximately 87% of the outstanding common stock of Parent. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions, and Director Independence.”

Director compensation

During fiscal year 2009, none of our executive officer directors received additional compensation for serving on our Board of Directors, except for reimbursement of out of pocket expenses associated with attendance at Board meetings. Likewise, during fiscal year 2009, none of our non-employee directors received compensation from us for serving on our Board of Directors, as they were compensated for their services by H&F. Mr. Carroll served as a non-executive employee during 2009, for which he received compensation of $150,000, pursuant to his employment agreement.

The following table sets forth the aggregate compensation during 2009 awarded to, earned by, or paid to non-executive officer directors.

Name	Fees earned or paid in cash	Total
Charles A. Carroll	$150,000	$150,000
Messrs. Ragatz and Henske and Ms. Multani	—	—

ITEM 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation discussion and analysis

Our executive compensation program, including with respect to our named executive officers, or “NEOs”, is overseen and administered by the Compensation Committee of Parent’s Board of Directors. Our NEOs for 2009 were (1) David L. Swift, our current chief executive officer, (2) Lawrence M. Blackburn, our current chief financial officer and (3) Ben D. Campbell, Donald R. King and William L. Topper, who were our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2009.

Following the 2008 Acquisition, a new Compensation Committee of Parent (the “Compensation Committee”) was established, consisting of Erik D. Ragatz and Robert B. Henske. None of our executive officers has served as a member of our Compensation Committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director of our company or member of our Compensation Committee.

For 2009, our Board of Directors, or the “Board,” together with the Compensation Committee, administered Parent’s 2008 Stock Incentive Plan, or the “2008 Stock Incentive Plan”, and our 2008 Annual Incentive Compensation Plan, or the “Bonus Program.” Under the Bonus Program, the Board and the Compensation Committee adopt annual performance goals and bonus levels. The Board, together with the Compensation Committee, reviewed the performance of our executive officers and key employees and determined the compensation of our executive officers and other compensation arrangements. The Executive Vice President of Human Resources supported the Compensation Committee in its duties and, along with the president and chief executive officer, was delegated authority to fulfill certain administrative duties regarding the compensation programs. Our chief executive officer provided recommendations to our Board and Compensation Committee and participated in discussions and evaluations regarding the compensation of the other NEOs.

Objectives of compensation programs

In 2009, we compensated our senior executives, including the NEOs, at levels we believed to be competitive within the HVAC industry and with similar durable goods manufacturing businesses of comparable revenue ranges. Our primary objective for executive compensation in 2009 was to ensure our ability to continue to retain our senior level executives, as well as to attract, retain and motivate the management team required to lead us in achieving our vision and mission while supporting our core values in a highly competitive marketplace. Our business strategy depends to a significant degree upon our executive officers and key employees and their relationships with distributors. Therefore, we seek to retain our senior executives over the long-term and believe that continuity of management is in the best interests of our stockholders.

We have structured our executive compensation programs to provide a competitive base salary for our NEOs as well as to award performance-based cash incentives and long-term equity incentives. Our executive compensation for 2009 was determined with a view to each NEO’s past compensation levels as well as our future business strategy. The total compensation and benefits package provided to each of our NEOs in 2009 was designed to be competitive and to exceed median market compensation for talented and experienced senior executives.

Compensation paid to Mr. Swift, our president and chief executive officer, was materially greater than the compensation paid to our other non-CEO NEOs to reflect the primary differences in the scope of job responsibilities. Our pay practices are reflective of competitive market data, which reflect competitive pay practices found among companies in our specific industry as well as general industry (see “Competitive Analysis,” below). We did not engage an outside consultant in 2009 to review our executive compensation program.

Compensation philosophy

Our overall compensation philosophy is to use straightforward compensation programs that offer appropriate incentives to our executives, while providing transparency to our stockholders. In implementing this philosophy, we generally do not provide perquisites, personal benefits, defined benefit plans or supplemental plans for executives. For 2009, our executive compensation emphasized cash and equity compensation, and consisted primarily of the following:

•	base salary to provide stable income to our NEOs during the fiscal year,

•	annual performance-based cash incentives under our Bonus Program that are tied to our profitability and

•

equity awards in the form of stock options which were granted in 2008 under the 2008 Stock Incentive Plan to provide retention benefits and long-term incentives to continue to build share price and stockholder value.

For 2009, as for prior years, our Board and Compensation Committee emphasized a mix of base salary and cash incentives. Approximately 49% of Mr. Swift’s target cash compensation and approximately 43% percent of other NEO’s target cash compensation for 2009 was “at risk” incentive compensation that depended upon our profitability for the year. We have structured our executive compensation programs with performance metrics designed to encourage balanced and sustained corporate growth.

Competitive analysis

For 2009, Donald King, the Executive Vice-President of Human Resources, or “EVP HR”, compiled executive compensation data from the Hewitt Associates Total Compensation Measurement Survey, or the “Survey”, to assist with the assessment of our compensation programs. This survey included data from approximately 500 manufacturing service and financial services organizations. The Board and Compensation Committee reviewed the data compiled by the EVP HR from the Survey regarding executive compensation paid by companies against which we believe we compete for executive talent.

The compensation of each of the NEOs was compared to competitive market ranges derived from the compensation programs of companies participating in the Survey for executives with comparable positions and job responsibilities. The compensation components reviewed for each position were base salary, annual cash bonus and long-term incentives, both individually and in the aggregate. Although the Survey data was used as an important measure for assessing competitive levels of compensation for our NEOs, we did not benchmark the compensation of our NEOs against the companies participating in the Survey. Rather, the Survey data was used as a guide, such that the Board and Compensation Committee exercised their discretion in setting both the individual compensation components and the total pay of each of our NEOs at levels that were commensurate with their specific positions and job responsibilities, taking into account the need to retain and motivate our NEOs to achieve superior levels of performance. The compensation of our NEOs was set at levels that were above the 50th percentile (and in some cases above the 75th percentile) as compared to the companies participating in the Survey. These levels of compensation are, in our opinion, necessary to retain and incentivize our NEOs to continue to provide outstanding performance.

Compensation programs

Design of Compensation Programs. Our compensation programs in 2009 were designed to effectively retain our NEOs and continue to build the company in a stable management environment as well as to attract, retain and motivate highly talented individuals to lead us in achieving our vision and mission in a very competitive marketplace. Specifically,

•	base salary levels were set to attract, retain and motivate employees capable of managing our operations,

•	annual cash incentives based on pre-determined performance targets were designed to reward execution of our strategy and achievement of profitability objectives, and

•	equity awards in the form of stock options (which were granted in 2008) were granted to provide additional retention benefits and long-term incentives to build stockholder value.

Impact of Performance on Compensation. Approximately 49% of Mr. Swift’s target cash compensation and approximately 43% percent of other NEO’s target cash compensation in 2009 was “at risk” and depended on our performance. On March 13, 2009, the Board adopted performance goals and bonus levels for 2009 under our Bonus Program. Under the Bonus Program, each NEO’s annual cash incentives were tied to pre-established EBITDA targets which were designed to emphasize profitability. The EBITDA targets provided incentives to increase revenues and also to control costs, to the degree that costs were within the control of the executive officers. As discussed in greater detail below under the heading “Annual Cash Incentive and Description of Performance Metrics,” cash incentive compensation earned by the NEOs in 2009 was at the “excellence” level established under the Bonus Program, based on the level of our consolidated EBITDA for the year.

With respect to equity-based incentive awards, any increase in our value as a result of the efforts of the NEOs to improve our performance also increased the value of the NEOs’ stock options, and therefore rewarded the NEOs for contributing to stockholder value. Additionally, 40% of the stock options granted to our NEO’s in 2008 were subject to performance-based vesting criteria. No stock options were granted to our NEO’s in 2009.

Elements of compensation

As discussed above, compensation paid or awarded to our NEOs during 2009 included base salary and an annual cash incentive award, each as further described below.

Base salary of the NEOs

The base salary component of our compensation was designed to provide the executives with a stable income and to attract and retain talented and experienced executives capable of managing our operations and strategic growth.

In connection with the 2008 Acquisition, all of our NEOs (except Mr. Swift), as well as other of our executive officers, negotiated employment arrangements with our controlling stockholders, which became effective on February 13, 2008, upon the closing of the 2008 Acquisition. Pursuant to those arrangements, the salary and the executive position of each of our NEOs remained unchanged at that time, as they were viewed to be at competitive levels. The base salary for Mr. Swift was negotiated in connection with his employment agreement entered into as of April 21, 2008. Mr. Swift’s base salary was set at a level determined to be competitive for his position and level of responsibility and necessary to induce him to serve as our president and chief executive officer.

Following the review by the Board and the Compensation Committee of the recommendations of our EVP HR, in March 2008, the Board approved an annual increase in base salary of approximately 3.9% for each of Messrs. Blackburn, Campbell, King and Topper, effective as of April 1, 2008. The increase was implemented in order to maintain the base salaries of our NEOs within the 50th to 75th percentile of comparable compensation offered by the surveyed companies in the Hewitt Associates Total Compensation Management Survey. In light of the uncertain and challenging macroeconomic environment in early 2009, the Board decided not to approve merit increases to the base salaries of our NEOs and other salaried employees until economic conditions clarified. In light of Company performance and improvements in economic conditions during the course of 2009, in October 2009 the Board approved a one-time lump-sum performance and merit-based payment to the executive officers and certain other exempt and non-exempt employees who had not theretofore received 2009 merit increases. The payment was equal to approximately 2.5% of salary for the months April through December.

Annual cash incentive and description of performance metrics

Cash Incentive Awards. Approximately 75% of each NEO’s cash compensation for 2009 was paid as a cash incentive award under the Bonus Program and depended upon our profitability, as measured by consolidated EBITDA for the 2009 fiscal year (see “Performance Metrics” below). The bonus payment was “at risk” and was designed to reward the executives for reaching pre-established levels of profitability. Awards were structured to be paid based on the company achieving threshold, target, target plus, superior, excellence or excellence plus levels for consolidated EBITDA, which comprised 91.4%, 100.0%, 106.9%, 110.3%, 113.8% and 117.2% of the target, respectively, as set forth in the table below. We set the consolidated EBITDA goals at levels that reflected our internal business plan at the time the awards were established. The consolidated EBITDA target level for our cash incentive awards was set at $290 million for 2009 and required a challenging but achievable level of financial performance. The highest specified level, excellence plus (at consolidated EBITDA of $340 million for 2009), represented truly exceptional performance beyond reasonably likely levels of achievement, and we have never achieved this level of performance. Historically, we have generally achieved performance between the target and target plus levels.

In setting the range of bonus awards to our NEOs, we considered the potential bonuses available for comparable positions based on the Survey data discussed above (see “Competitive Analysis”) and the total compensation payable for such comparable positions, including other elements of compensation and perquisites provided for such comparable positions, using the 75th percentile as a guideline, as well as internal equity differentiation based on the scope and complexity of each position. The range of payouts was based on a multiple of each NEO’s base salary for the 2009 fiscal year. The range of payouts in dollars, assuming consolidated EBITDA goals were met at threshold, target and excellence levels for 2009, is indicated in the Grants of Plan-Based Awards in 2009 Table. NEO bonuses with respect to 2009 under the Bonus Program were capped at the excellence level. The table below summarizes the range of bonus opportunities for 2009 for our NEOs as a percentage of base salary, based on the level of achievement of the consolidated EBITDA target of $290 million:

	Threshold level	Target level	Target plus level	Superior level	Excellence level	Excellence plus level
	As a percentage of consolidated EBITDA target
	91.4%	100.0%	106.9%	110.3%	113.8%	117.2%
(Dollars in millions)	$265	$290	$310	$320	$330	$340

	Bonus opportunity as a percentage of base salary
NEO
David L. Swift	35.6%	95.0%	154.4%	255.4%	356.3%	356.3%
Lawrence M. Blackburn	25.0	75.0	125.0	212.5	300.0	300.0
Ben D. Campbell	25.0	75.0	125.0	212.5	300.0	300.0
Donald R. King	25.0	75.0	125.0	212.5	300.0	300.0
William L. Topper	25.0	75.0	125.0	212.5	300.0	300.0

Bonus opportunities for our president and chief executive officer were materially different from the opportunities for our other NEOs to reflect the primary differences in the scope of job responsibilities, overall ability to achieve our business objectives, strategic impact of the position and expected future contributions. As noted above, these pay practices are reflective of competitive market data, which reflects competitive pay practices found among companies in our industry.

In 2009, we achieved consolidated EBITDA of $330.1 million, which was the excellence level of consolidated EBITDA for the 2009 fiscal year. As a result, Mr. Swift was awarded a bonus equal to 356.3% of his base salary earned in 2009, or $3,285,277, Mr. Blackburn was awarded a bonus equal to 300.0% of his base salary, or $1,392,600, and our other NEOs were likewise awarded a bonus equal to 300.0% of their base salaries, or $1,157,013, $1,126,353 and $1,017,600, respectively, for each of Messrs. Topper, Campbell and King.

Performance Metrics. The primary financial metric used under our performance-based annual and long-term incentive programs is consolidated EBITDA. Consolidated EBITDA as used in our executive compensation programs in 2009 was equal to consolidated net income before interest, taxes, depreciation and amortization as reflected in our audited consolidated financial statements for such period, consistent with the definition of consolidated EBITDA in our credit arrangements, subject to certain adjustments, including adjustments for projected cost savings and stock-based compensation expense and certain other pro forma adjustments. Consolidated EBITDA as defined for this purpose is different from the definitions of consolidated EBITDA used in the indentures governing our senior subordinated notes or Parent’s 11.5% senior discount notes due 2014.

The performance metrics established by our Board and Compensation Committee are based upon assumptions about the future business of our company as of the date the goal is established. The annual cash incentive plan provides that, in the event that after the date the performance metrics are fixed, the Compensation Committee determines, after consultation with our president and chief executive officer, that any acquisition or disposition or any unusual event, unusual or nonrecurring transaction or certain other extraordinary events affecting our company occur, such that an adjustment is determined by the Compensation Committee to be appropriate in order to prevent diminution or enlargement of benefits, then the Compensation Committee may adjust the performance metrics to reflect the projected effect of such transactions or events. Except as required by applicable law, there is no policy that would allow us or our Parent to recover awards or payments paid if the company performance metrics upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment.

Discretionary Bonuses. In addition, our chief executive officer has the discretion to pay to some or all of the participants in the cash bonus plan (other than himself), for a calendar year, incentive compensation in an aggregate amount not to exceed $750,000, without regard to consolidated EBITDA for such year and to allocate the amount of such incentive compensation among the participants and employees who do not formally participate in the cash bonus plan, as the chief executive officer determines in his discretion. In 2009, none of our NEOs received any portion of the discretionary $750,000 bonus pool.

Long-term incentives—Stock options

On February 13, 2008, the Board of Parent adopted the 2008 Stock Incentive Plan. At that time, Parent granted time-vesting and performance-vesting options to each of Messrs. Blackburn, Campbell, King and Topper. On April 21, 2008, Mr. Swift was granted time-vesting and performance-vesting options of Parent in connection with the commencement of his employment with us at a level that reflected the scope and nature of his responsibilities as our president and chief executive officer. All of such options had an exercise price of $10.00 per share, which was equal to the price at which our Parent’s stockholders subscribed for common stock of Parent at the closing of the 2008 Acquisition.

Severance and change in control benefits

We have entered into arrangements, pursuant to employment and severance agreements, with certain key executives, including the NEOs, providing for severance benefits, as described in further detail below. The severance and change in control benefits are designed to provide economic protection to our key executives so that they can remain focused on our business without undue personal concern in the event that an executive’s position is eliminated or significantly altered by the company, including in connection with a change in control of our company. We recognize that circumstances may arise in which we may consider eliminating certain key positions that are no longer necessary or a change in control transaction may occur. These benefits are intended to provide the security needed for the executives to remain focused and reduce distraction regarding personal concerns during a transition. The level of severance benefits for our president and chief executive officer and our chief financial officer is generally twice that payable to our other current NEOs to reflect the level of seniority, responsibility and strategic impact of those positions, as well as the greater potential impact for us in losing the services of our top two executive officers.

In the event of a change in control transaction, all outstanding unvested options held by our NEOs will automatically accelerate and become exercisable. This provision preserves the equity stake of each of our NEOs in the event of a change in control and assists in aligning their interests with those of our majority stockholder. In addition, in the event that any payment or benefit to be received in connection with a change in control transaction under the employment or severance agreements entered into with our NEOs will trigger the imposition of excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, or the “Internal Revenue Code”, then all payments will be reduced to the extent necessary so that the excise tax will not be imposed unless the amount of such reduction would equal or exceed 110% of the excise tax that would be imposed on such amounts. This provision imposes a potential cut-back on change in control payments to be received by our NEOs where the benefit of avoiding the excise tax and associated costs to us overrides the benefit of paying our NEOs the full amount of the benefits they would otherwise be entitled to receive in connection with a change in control transaction.

Personal benefits and perquisites

None of our NEOs received any perquisites or personal benefits in 2009 other than those broadly available to all employees. As a general matter, we emphasize cash compensation and equity compensation, and therefore perquisites and personal benefits constituted an immaterial portion of each NEO’s total compensation.

Employment and severance arrangements

Upon the consummation of the 2008 Acquisition, we entered into an employment agreement with Mr. Blackburn and severance agreements with all our executive officers, including Messrs. Campbell, King and Topper. We also entered into an employment agreement with Mr. Swift, effective as of April 21, 2008, to serve as our president and chief executive officer. The specific terms of the agreements are set forth below under “Narrative to the Summary Compensation Table and Grants of Plan-Based Awards in 2009 Table.”

Equity contribution and share subscription agreements

Prior to the closing of the 2008 Acquisition, we entered into equity contribution agreements with our executive officers, other than Mr. Swift. Pursuant to the terms of these agreements, each executive committed to acquire shares of common stock of Goodman Global Group, Inc. at closing, by either transferring the number of shares of Goodman Global, Inc. common stock having a value equal to an agreed upon amount ($8,771,000 in the case of Mr. Blackburn, $3,736,000 in the case of Mr. Campbell, $3,687,000 in the case of Mr. King and $2,405,000 in the case of Mr. Topper) or using cash proceeds from the transaction equal to 90% of such agreed upon amount. At closing, each of the executives purchased that number of shares of Goodman Global Group, Inc. stock with the values indicated below by contributing an equivalent value in shares of Goodman Global, Inc. stock at $25.60 per share, which was the price other stockholders were paid per share of Goodman Global, Inc. common stock in the 2008 Acquisition.

Value of shares rolled
Executive
Lawrence M. Blackburn	$8,718,208
Ben D. Campbell	3,736,000
Donald R. King	3,687,000
William L. Topper	2,405,000

The shares so acquired by our executives are subject to the terms and conditions of the Management Stockholders Agreement, described under the section entitled “Certain Relationships and Related Transactions, and Director Independence—Agreements related to the 2008 Acquisition—Management stockholders agreement.” To the extent that an executive did not own a sufficient number of shares to cover his committed amount, each of the equity contribution agreements also provided that the executive would be able to satisfy such shortfall by rolling over options to acquire shares of our common stock into options to acquire shares of common stock of Goodman Global Group, Inc. As Mr. Blackburn did not have a sufficient number of shares to cover his committed amount, he entered into an option rollover agreement with Goodman Global Group, Inc. at closing, pursuant to which he rolled over an option to acquire shares of our common stock having an intrinsic value of approximately $53,000 (i.e., the excess of the value of the shares subject to the option over the aggregate exercise price for such shares), into an option to acquire shares of Goodman Global Group, Inc. common stock having substantially the same intrinsic value. The exercise price for each rollover option was set at $2.07 per share, such that Mr. Blackburn received an option over 6,659 shares of Goodman Global Group, Inc. common stock. These rollover options, which became vested in full at closing, are generally subject to the same terms and conditions under which they were granted; however, any shares acquired pursuant to the exercise of such options will be subject to the terms of the Management Stockholders Agreement.

In connection with the execution of his employment agreement, Mr. Swift agreed to subscribe for shares of Goodman Global Group, Inc.’s common stock having an aggregate value equal to $1,000,000. Effective as of December 22, 2008, Mr. Swift entered into a share subscription agreement with Goodman Global Group, Inc. to purchase 99,900.10 shares of Goodman Global Group, Inc.’s common stock for an aggregate purchase price of $1,000,000, or $10.01 per share. The shares so purchased are subject to the terms and conditions of the Management Stockholders Agreement.

2008 Stock Incentive Plan

The following is a summary of the material terms and conditions of the 2008 Stock Incentive Plan. This summary is qualified in its entirety by reference to the terms of the 2008 Stock Incentive Plan, filed as exhibit 10.10 to Goodman Global, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on May 30, 2008. Awards under the 2008 Stock Incentive Plan may be in the form of stock options (either incentive stock options or non-qualified stock options) or other stock-based awards, including restricted stock purchase awards, restricted stock units and stock appreciation rights. The 2008 Stock Incentive Plan, unless sooner terminated by the Board, will remain in effect through the tenth anniversary of its adoption.

As of the date of this Report on Form 10-K, the maximum number of shares of Goodman Global Group, Inc. reserved for the grant or settlement of awards under the 2008 Stock Incentive Plan is 6,834,923 shares, subject to adjustment in the event of an extraordinary dividend or other distribution, recapitalization, stock split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange or other similar corporate transaction. In the event of a change in control, the Compensation Committee will have the discretion to accelerate all outstanding awards, cancel awards for fair value, provide for the issuance of substitute awards and/or provide award holders an opportunity to exercise their awards prior to the occurrence of the change in control transaction. Subject to certain conditions, all options granted in 2008 under the 2008 Stock Incentive Plan will become fully vested and exercisable in the event of a “change in control” of Goodman Global Group, Inc.

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

The following non-qualified (i.e., non-statutory) option grants were made on February 13, 2008, with the exception of Mr. Swift whose option grant was made on April 21, 2008, in connection with the commencement of his employment with us:

	Time-vesting options	Performance-vesting options
Named Executive Officer
David L. Swift	1,010,239	673,492
Lawrence M. Blackburn	581,897	387,932
Ben D. Campbell	202,048	134,698
Donald R. King	202,048	134,698
William L. Topper	202,048	134,698

The consolidated EBITDA targets for the performance-vesting options were established in a similar manner as described above under the heading “Annual Cash Incentive and Description of Performance Metrics—Performance Metrics,” and are based on “Consolidated EBITDA” as such term is defined under our credit agreements, subject to certain adjustments for projected cost savings and stock-based compensation expenses and certain other pro-forma adjustments. Consolidated EBITDA as defined for this purpose is different from the definitions of consolidated EBITDA used in the indentures governing our senior subordinated notes or Parent’s 11.500% senior discount notes due 2014. The consolidated EBITDA targets were established based on our operating business plan over a period of five years and were designed to represent a challenging but achievable level of performance. In the event that a performance target is missed in a given fiscal year, but the performance target for the following fiscal year is achieved, the tranche of performance-vesting options that did not vest during the preceding fiscal year will also become vested. The performance targets are subject to adjustment under certain circumstances such as corporate acquisitions and divestitures. In 2009, we achieved consolidated EBITDA of $330.1 million, which exceeded the threshold of $290 million necessary to vest the second 20% tranche of the performance-vesting options granted during 2008. This threshold was amended by the Board and the Compensation Committee in March 2009 from approximately $346 million in light of the deterioration in the macroeconomic environment and overall global recession after February 2008, when the original threshold was set.

The first 20% tranche of such performance-vesting options had previously vested, by joint action of the Board and the Compensation Committee, following determination by the Compensation Committee that, even though 2008 financial performance had not met the performance-vesting threshold for the first tranche, our NEOs’ contribution to our profitability in 2008 was exceptional, notwithstanding the very challenging economic climate. All other employees who were granted performance-vesting options were also vested in the first tranche of their options in the same manner as our NEOs.

In 2009, our Parent paid a cash dividend to its stockholders, including the NEOs, of approximately $3.15 per outstanding share. Because Parent’s Board of Directors determined that the dividend was an extraordinary dividend, the board was required to make an equitable adjustment to outstanding options under the terms of the 2008 Stock Incentive Plan. Accordingly, Parent paid a distribution to its optionholders, including the NEOs, of approximately $3.15 per outstanding option, and did not make any other adjustments to the terms of outstanding options. The distribution to optionholders was paid contemporaneously in the case of vested options; the distribution on unvested options will be paid as the options vest.

Deductibility of executive compensation/Internal Revenue Code Section 162(m)

Internal Revenue Code Section 162(m) (as interpreted by IRS Notice 2007-49) denies a federal income tax deduction for certain compensation in excess of $1 million per year paid to the chief executive officer and the three other most highly-paid executive officers (other than the company’s chief executive officer and chief financial officer) of a publicly-traded corporation. Certain types of compensation, including compensation based on performance criteria that are approved in advance by stockholders, are excluded from the deduction limit. Following the consummation of the 2008 Acquisition, we ceased to be subject to Section 162(m) because we no longer have any class of equity securities that is required to be registered under Section 12 of the Securities Exchange Act of 1934.

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

Members of the Compensation Committee of Parent’s Board of Directors:

Robert B. Henske (Chairman)
Erik Ragatz

March 11, 2010

Summary compensation table

The following tables set forth the aggregate compensation during 2009 awarded to, earned by, or paid to our president and chief executive officer, our chief financial officer and our three other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year.

Name and principal position	Year	Salary	Bonus (1)	Option awards (2)	Non-equity incentive plan compensation (3)	All other compensation	Total
David L. Swift	2009	$950,000	$17,813	$—	$3,385,277	$—	$4,353,090
President and Chief Executive Officer	2008	659,722	1,490,000	5,744,604	626,736	1,064,083	9,585,145

Lawrence M. Blackburn	2009	464,200	8,704	—	1,392,600	—	1,865,504
Executive Vice President and Chief Financial Officer	2008	459,850	—	3,329,445	344,888	—	4,134,183
	2007	443,106	—	711,000	751,608	—	1,905,714

Ben D. Campbell	2009	375,450	7,040	—	1,126,353	—	1,508,843
Executive Vice President, Secretary and General Counsel	2008	371,926	—	1,156,057	278,945	—	1,806,928
	2007	358,399	—	276,500	607,873	—	1,242,772

Donald R. King	2009	339,200	6,360	—	1,017,600	—	1,363,160
Executive Vice President, Human Resources	2008	336,025	—	1,156,057	252,019	—	1,744,101
	2007	323,800	—	276,500	549,246	—	1,149,546

William L. Topper	2009	385,670	7,231	—	1,157,013	—	1,549,914
Senior Vice President, Operations	2008	382,046	—	1,156,057	286,535	—	1,824,638
	2007	368,102	—	197,500	624,395	—	1,189,997

(1)	Bonuses granted in 2009 reflect a one-time lump-sum payment paid to all executive employees and all non-executive employees who would otherwise have received a raise in April 2009 equal to approximately 2.5% of salary for the months April through December. These payments were approved and paid in October 2009.
(2)	The amounts in this column reflect the aggregate grant date fair value of option awards granted during the specified fiscal year as calculated pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation (ASC Topic 718). The assumptions used in calculating these amounts under ASC Topic 718 are set forth in Note 5 to our audited financial statements included in this annual report on Form 10-K.
(3)	Amounts listed under the column “Non-Equity Incentive Plan Compensation” constitute annual incentive payments earned for 2009 and paid in October 2009 and March 2010.

Grants of plan-based awards in 2009

	Estimated future payouts under non-equity incentive plan awards
Name	Threshold	Target	Maximum
David L.Swift	$338,438	$902,500	$3,385,277
Lawrence M. Blackburn	116,050	348,150	1,392,600
Ben D. Campbell	93,863	281,588	1,126,353
Donald R. King	84,800	254,400	1,017,600
William L. Topper	96,418	289,253	1,157,013

Amounts earned for 2009 were at the excellence level of performance of $330.1 million of consolidated EBITDA, as specified under the Bonus Program. Amounts shown in the table as maximum payout reflect the excellence level specified under the Bonus Program.

The amounts shown in the Grants of Plan-Based Awards Table in 2009 Table represent payouts at the threshold, target and the excellence levels for the annual cash incentives earned by the NEOs in 2009. The potential payouts were performance-driven, based on achievement of pre-established consolidated EBITDA targets, and therefore completely at risk. If threshold levels of performance were not met, then the payout could have been zero. A portion of the annual incentive compensation for 2009 was paid in November 2009 and the remainder in March 2010, and reflected the excellence level of performance, or consolidated EBITDA of $330.1 million.

Narrative to the Summary Compensation Table and Grants of Plan-Based Awards in 2009 Table

Executive employment agreements

David L. Swift

Mr. Swift entered into an employment agreement with us, effective as of April 21, 2008, pursuant to which he commenced serving as president and chief executive officer, and as a member of our and our Parent’s Board of Directors. Mr. Swift’s employment agreement has an initial term of five years, which will renew for additional one-year periods unless either party provides notice of non-renewal at least 180 days prior to the end of the then-current term.

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

In the event that any payment or benefit to be received under the employment agreement will trigger the imposition of excise tax under Section 4999 of the Internal Revenue Code, then all payments will be reduced to the extent necessary so that the excise tax will not be imposed unless the amount of such reduction would equal or exceed 110% of the excise tax that would be imposed on such amounts.

Equity Participation. Mr. Swift’s equity participation in us, our Parent and any of their subsidiaries is pursuant to the 2008 Stock Incentive Plan, option award agreements issued under the 2008 Stock Incentive Plan, the Management Stockholders Agreement and any contribution or subscription agreements relating to our or our Parent’s equity. On April 21, 2008, Mr. Swift entered into both a time-vesting stock option agreement and a performance-vesting stock option agreement with us. In addition, it was agreed that on the Stage 2 Date, Parent and Mr. Swift would enter into a share subscription agreement, providing that Mr. Swift shall purchase that number of shares of our Parent’s common stock, par value $0.01 per share, having an aggregate value equal to $1,000,000, on the terms described in the share subscription agreement. Pursuant to a share subscription agreement dated as of December 22, 2008, Mr. Swift purchased 99,900.10 shares of Parent’s common stock at a purchase price of $10.01 per share.

The options granted to Mr. Swift are subject to the provisions of the 2008 Stock Incentive Plan, as well as the terms of the applicable award agreements. Pursuant to a performance-vesting stock option agreement, Mr. Swift was granted an option to purchase 673,492 shares at an exercise price of $10 per share, vesting in five equal installments (of 20% each) of the shares covered by the option on December 31 of each calendar year 2008 through 2012, subject to the satisfaction of certain performance targets for each such year. Pursuant to a time-vesting stock option agreement, Mr. Swift was granted an option to purchase 1,010,239 shares at an exercise price of $10 per share. The time-vesting option vests in four equal installments (of 25% each) on April 21 of each calendar year 2009 through 2012, subject to Mr. Swift’s continuous service with us. In the event of a change in control, both the time-vesting options and the performance-vesting options then outstanding shall accelerate and immediately become fully vested and exercisable immediately prior to the effective date of the change in control.

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

Lawrence Blackburn

On February 13, 2008, we also entered into a new employment agreement with Lawrence Blackburn, pursuant to which Mr. Blackburn serves as our and our Parent’s chief financial officer and as our and our Parent’s executive vice-president. Mr. Blackburn became a director of us and our Parent on April 21, 2008. Mr. Blackburn’s employment agreement has an initial term of four years, which will renew for additional one-year periods until either party provides notice of non-renewal at least 180 days prior to the end of the then-current term. The agreement provides that while employed as our and our Parent’s chief financial officer, Mr. Blackburn will receive a base salary at the annual rate of $446,800 (currently $464,200), subject to annual review and adjustment, and will be eligible to earn an annual bonus in a target amount equal to 75% of his base salary, with a maximum bonus opportunity equal to 387.5% of his base salary. The agreement further provides that during his employment with us, Mr. Blackburn will be entitled to participate in our employee benefit plans on the same basis as those plans are generally made to other similarly situated executives.

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

In the event that any payment or benefit to be received under the employment agreement will trigger the imposition of an excise tax under Section 4999 of the Internal Revenue Code, then all payments will be reduced to the extent necessary so that the excise tax will not be imposed unless the amount of such reduction would equal or exceed 110% of the excise tax that would be imposed on such amounts.

Pursuant to his employment agreement, Mr. Blackburn has agreed not to disclose our confidential information at any time and, for the period during which he is employed by us and for a two-year period following termination of his employment, he has also agreed not to compete with us, interfere with our business, or solicit or hire our employees or customers.

Severance agreements

In connection with the closing of the 2008 Acquisition on February 13, 2008, we also entered into individual severance agreements with Messrs. Topper, Campbell and King. Each severance agreement has an initial term of four years and renews automatically for additional one-year periods unless either party provides notice of non-renewal at least 90 days prior to the end of the then-current term. Each agreement provides for the payment of an annual base salary (currently $385,670 for Mr. Topper, $375,450 for Mr. Campbell, and $339,200 for Mr. King), subject to annual review and adjustment, and each agreement also provides that the executive will be eligible to earn an annual bonus in a target amount equal to 75% of the executive’s base salary, with a maximum bonus opportunity in an amount equal to 387.5% of the executive’s base salary.

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

In the event that any payment or benefit to be received under the severance agreement will trigger the imposition of an excise tax under Section 4999 of the Internal Revenue Code, then all payments will be reduced to the extent necessary so that the excise tax will not be imposed unless the amount of such reduction would equal or exceed 110% of the excise tax that would be imposed on such amounts.

Outstanding equity awards at 2009 fiscal year-end

	Option awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable (1)		Equity incentive plan awards: number of securities underlying unexercised unearned options		Option exercise price	Option expiration date
David L. Swift	521,956	757,680	(2)	404,095	(1)(3)	$10.00	4/21/18
Lawrence M. Blackburn	6,659	—		—		2.07	12/23/14
	300,647	436,423	(4)	232,759	(3)	10.00	2/13/18
Ben D. Campbell	104,391	151,536	(4)	80,819	(3)	10.00	2/13/18
Donald R. King	104,391	151,536	(4)	80,819	(3)	10.00	2/13/18
William L. Topper	104,391	151,536	(4)	80,819	(3)	10.00	2/13/18

(1)	In the event of a change in control, both the time-vesting options and the performance-vesting options shall, subject to certain conditions, accelerate and immediately become fully vested and exercisable immediately prior to the effective date of the change in control.
(2)	The time-vesting option vests in four equal installments (of 25% each) on April 21 of each year 2009 through 2012, subject to Mr. Swift’s continuous service with us.
(3)	The performance-vesting options will vest in five equal installments (of 20% each) of the shares covered by the option on December 31 of each calendar year 2008 through 2012, subject to the satisfaction of certain performance targets for each such year, and further subject to “catch-up” vesting in the event an EBITDA target is satisfied in the year following the year in which an EBITDA target is missed. In light of then existing economic conditions and their impact on our financial performance, the Compensation Committee determined to vest 20% of the performance vesting options effective as of December 31, 2008, notwithstanding that the consolidated EBITDA performance target of $300 million was not satisfied.
(4)	The time-vesting options will vest as to 25% of the award on the first anniversary of the grant date of February 13, 2008, and on each of the following three anniversaries thereafter, subject to the optionholder’s provision of continued services.

Option exercises

None of our NEOs exercised options in 2009.

Potential payments upon termination or change in control

As summarized above, following the closing of the 2008 Acquisition, each of our named executive officers (except Mr. Swift who entered into an employment agreement effective as of April 21, 2008) entered into employment or severance agreements, as applicable, and agreed to terminate the employment and severance agreements that were in place prior to the closing.

The amounts payable to the NEOs upon termination of employment (including termination following a change in control) are summarized in the table below, calculated on the basis of the agreements and arrangements in effect as of December 31, 2009.

	Severance upon qualifying termination and change in control vesting
Name	Trigger (1)	Salary	Bonus	Pro-rated annual bonus	Medical benefits	Change in control vesting (2)	Total
David L. Swift	Termination	$1,900,000	$1,805,000	$2,651,995	$—	$464,710	$6,821,705
Lawrence M. Blackburn	Termination	928,400	696,300	1,102,474	—	267,673	2,994,847
Ben D. Campbell	Termination	375,450	281,588	891,696	—	92,943	1,641,677
Donald R. King	Termination	339,200	254,400	805,600	—	92,943	1,492,143
William L. Topper	Termination	385,670	289,253	915,968	—	92,943	1,683,834

(1)	A “qualifying termination” of employment is a termination by us without “cause” (other than due to disability) or resignation by the executive for “good reason.” In the event that any payment or benefit to be received by the executive would trigger the imposition of an excise tax under Section 4999 of the Internal Revenue Code, then all payments would be reduced to the extent necessary so that such excise tax will not be imposed unless the amount of such reduction would equal or exceed 110% of the excise tax that would be imposed on such amounts.
(2)	The amounts in this column reflect the accelerated vesting of all unvested time-vested options and performance-vested options held by Messrs. Swift, Blackburn, Campbell, King and Topper upon a change in control, as if a change in control had occurred and the options had vested as of December 31, 2009, calculated based upon the positive difference between our stock price at year-end (which we believed was $10.40 per share at such time) and the exercise price of the options. These benefits would not be payable in the event of a “qualifying termination” of employment absent a change in control.

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

•	“Change in Control” has generally been defined as:

(1)	a sale or disposition of all or substantially all of our assets;

(2)	a transaction or series of transactions where a person or related group acquires more than 50% of the voting power of Goodman Global Group, Inc., or more stock than is owned by our initial investors; or

(3)	approval of our complete liquidation or dissolution.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are a wholly owned subsidiary of Goodman Global Group, Inc., which we refer to as Parent, which indirectly owns all of our issued and outstanding capital stock through its direct ownership of all of the issued and outstanding capital stock of Chill Intermediate Holdings, Inc. All of Parent’s issued and outstanding capital stock is owned by funds affiliated with Hellman & Friedman LLC, investment funds affiliated with GSO Capital Partners, investment funds affiliated with Farallon Capital Partners, L.P. (the Farallon Equity Entities) and investment funds affiliated with AlpInvest Partners, along with certain other investors to whom the GSO Capital Partners funds syndicated their investments, whom we collectively refer to as the Investors, and certain members of our management, whom we refer to as the Management Participants. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

The following table sets forth as of December 31, 2009 certain information regarding the beneficial ownership of the voting securities of Parent by each person who beneficially owns more than five percent of Parent common stock, and by the directors of us and Parent and the executive officers named in the “Summary compensation table” on page 51, individually, and by the directors and executive officers of us and Parent as a group.

	Shares of common stock beneficially owned
Name and address of owner	Number	Percent

5% Stockholders:
Hellman & Friedman LLC(1)	111,465,213	86.9%
Farallon Equity Entities(2)	10,000,000	7.8%

Directors and Executive Officers:
David L. Swift(3)	621,847	*
Lawrence M. Blackburn(4)	1,324,600	1.0%
Ben D. Campbell(5)	528,504	*
Donald R. King(6)	523,604	*
William L. Topper(7)	395,404	*
Charles A. Carroll(8)	1,260,417	*
Robert B. Henske(1)	—	*
Erik Ragatz(1)	—	*
Saloni Saraiya Multani(1)	—	*
All directors and officers as a group(16 individuals)(9)	6,400,267	4.9%

*	Indicates ownership of less than 1%.
(1)	Common stock consists of 62,365,698 shares held by Hellman & Friedman Capital Partners VI, L.P. (“HFCP VI”), 32,555,251 shares held by H&F Chill Partners, L.P. (“H&F Chill”), 16,287,805 shares held by Hellman & Friedman Capital Partners VI (Parallel), L.P. (“HFCP VI (Parallel)”), 230,418 shares held by Hellman & Friedman Capital Executives VI, LP (“HFCE VI”), and 26,041 shares held by Hellman & Friedman Capital Associates VI, LP (“HFCA VI,” and together with HFCP VI, H&F Chill, HFCP VI (Parallel) HFCE VI and HFCA VI, the “H&F Entities”). Hellman & Friedman Investors VI, L.P. (“H&F VI”) is the general partner of HFCP VI, HFCP VI (Parallel), HFCE VI and HFCA VI, and the managing member of H&F Chill GP LLC, which is the general partner of H&F Chill. Hellman & Friedman LLC is the general partner of H&F VI. An investment committee of Hellman & Friedman LLC, acting by majority vote, has sole voting and dispositive control over the shares of Goodman Global Group, Inc. held by the H&F Entities. The investment committee is comprised of F. Warren Hellman, Brian M. Powers, Philip U. Hammarskjold, Patrick J. Healy and Thomas F. Steyer; provided, however, that Mr. Steyer has no authority or voting rights with respect to investment committee decisions relating to Goodman Global Group, Inc. Messrs. Henske and Ragatz are Managing Directors of Hellman & Friedman LLC but neither of them serve on the investment committee. Ms. Multani is a principal of Hellman & Friedman LLC. Each of the members of the investment committee, as well as Messrs. Henske and Ragatz and Ms. Multani, disclaim beneficial ownership of the shares in Goodman Global Group, Inc, or Goodman Global, Inc. except to the extent of their respective pecuniary interest therein. The address for the H&F Entities, Messrs. Henske and Ragatz and Ms. Multani is c/o Hellman and Friedman LLC, One Maritime Plaza, 12th Floor, San Francisco, California 94111.
(2)	Consists of 3,975,000 shares held by Farallon Capital Partners, L.P., 4,950,000 held by Farallon Capital Institutional Partners, L.P., 550,000 shares held by Farallon Capital Institutional Partners II, L.P., 350,000 shares held by Farallon Capital Institutional Partners III, L.P. and 175,000 shares held by Tinicum Partners, L.P. The address for the Farallon Equity Entities is One Maritime Plaza, Suite 2100, San Francisco, California 94111.
(3)	Includes 521,957 shares subject to options that are exercisable within 60 days of December 31, 2009.
(4)	Includes 452,780 shares subject to options that are exercisable within 60 days of December 31, 2009.
(5)	Includes 154,903 shares subject to options that are exercisable within 60 days of December 31, 2009.
(6)	Includes 154,903 shares subject to options that are exercisable within 60 days of December 31, 2009.
(7)	Includes 154,903 shares subject to options that are exercisable within 60 days of December 31, 2009.
(8)	Includes 260,417 shares subject to options that are exercisable within 60 days of December 31, 2009.
(9)	Includes 2,670,856 shares subject to options that are exercisable within 60 days of December 31, 2009.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Agreements related to the 2008 Acquisition

Goodman Global, Inc. and Chill Acquisition, Inc., or Merger Sub, entered into several related party agreements in contemplation of the 2008 Acquisition, to which we succeeded by operation of law as a result of the 2008 Acquisition.

Stockholders agreement

In connection with the 2008 Acquisition, Parent, Merger Sub, and each of the following: the Hellman & Friedman Investors, funds affiliated with GSO Capital Partners, the Farallon Equity Entities, funds affiliated with AlpInvest Partners, along with certain other investors to whom the GSO Capital Partner funds syndicated their investments (collectively, the Co-Investors) and the Management Participants, entered into a stockholders agreement that generally contains the following provisions:

Board of Directors. The stockholders agreement provides board nomination rights to the Hellman & Friedman Investors and their affiliates. See “Item 10, “Directors, Executive Officers and Corporate Governance – Management-Board Composition and Governance.”

Indemnification. We generally are required to indemnify and hold harmless each of the stockholders that is party to the stockholders agreement, together with its partners, stockholders, members, affiliates, directors, officers, fiduciaries, controlling persons, employees and agents from any losses arising out of either of the following, subject to limited exceptions:

•	the stockholder’s or its affiliate’s ownership of share equivalents or other equity securities of Goodman Global Group, Inc. or its ability to control or influence Goodman Global Group, Inc., or

•	the business, operations, properties, assets or other rights or liabilities of Goodman Global Group, Inc. or any of its subsidiaries.

Transfer restrictions. Under the stockholders agreement, the consent of the Hellman & Friedman Investors is required for all transfers of share equivalents by the Co-Investors other than specified exceptions including, but not limited to, transfers to permitted transferees (i.e., certain affiliates), or in connection with a tag-along or drag-along sale (see below). This transfer restriction continues until the twelve month anniversary of an initial public offering or, if earlier, until the equity ownership of the Hellman & Friedman Investors or the Co-Investors falls below specified levels.

Tag-along rights. Under the stockholders agreement, in connection with any sale of share equivalents by a Hellman & Friedman Investor, subject to exceptions, the Co-Investors, including the Hellman & Friedman Investors, will have “tag-along” rights that allow them to sell a proportionate amount of their share equivalents in such sale. These tag-along rights expire when the transfer restrictions on the Co-Investors expire.

Drag-along rights. Under the stockholders agreement, subject to certain exceptions, the Hellman & Friedman Investors have “drag-along” rights that allow them to cause the Co-Investors to participate in a transaction or transactions involving the transfer of not less than 50% of the outstanding share equivalents of Parent. The drag-along right may only be exercised prior to the twelve month anniversary of an initial public offering, and to exercise the drag-along, either (x) the Hellman & Friedman Investors must own at least 25% of the outstanding shares, or (y) holders of at least 50% of the outstanding shares must have approved the drag-along transaction. This drag-along right expires one year after the completion of an initial public offering.

Registration rights. The stockholders agreement grants the Hellman & Friedman Investors and Co-Investors rights with respect to the registration of shares under the Securities Act. These rights include demand registration rights, shelf registration rights and piggyback registration rights, as well as customary indemnification. All fees, costs and expenses related to registrations will be borne by us; provided, however, that we are not required to pay stock transfer taxes or underwriters’ discounts or selling commissions.

Demand registration rights. The stockholders agreement grants the Hellman & Friedman Investors demand registration rights. Under the terms of the stockholders agreement, subject to certain exceptions, we will be required, upon the written request of the holders of 25% or more of the shares held by the Hellman & Friedman Investors, to use our reasonable best efforts to effect registration of shares requested to be registered by the Hellman & Friedman Investors and the Co-Investors as soon as practicable. We are not required to effect more than four such demand registrations, which include marketed shelf registrations, in any twelve month period. We are not required to effect a demand registration on Form S-1 after we have effected three such demand registrations. We are not required to comply with any registration demand with a reasonably anticipated net aggregate offering price (after deduction of underwriter commissions and offering expenses) of less than $10 million.

Shelf registration rights. The stockholders agreement grants the Hellman & Friedman Investors and the Co-Investors shelf registration rights. Under the terms of the stockholders agreement, holders of 25% or more of shares held by the Hellman & Friedman Investors may demand that the Company file a shelf registration statement with respect to those shares. Upon such demand, we are required to use our reasonable best efforts to effect such registration. Notice of the shelf registration will be provided to the Co-Investors and any other parties with piggyback rights, and they will have the right to include their registrable securities in the registration statement and participate in any offering thereunder, subject to various exceptions, including for non-marketed shelf offerings by the Hellman & Friedman Investors. We are not required to effect more than four demand registrations, which include marketed shelf registrations, in any twelve month period.

Piggyback registration rights. The stockholders agreement grants the Hellman & Friedman Investors and the Co-Investors piggyback registration rights. If we register any of Parent’s securities either for our own account or for the account of other security holders, the holders of these shares are entitled to include their shares in the registration. Subject to certain exceptions, we may limit the number of shares included in the underwritten offering if the underwriters believe that marketing factors, including an adverse effect on the per share offering price, require a limit on the number of shares to be underwritten. Unless otherwise agreed by the Hellman & Friedman Investors, these piggyback rights do not apply until one year after an initial public offering, except with respect to registrations in which the Hellman & Friedman Investors participate.

Participation rights. Subject to specified exceptions, until an initial public offering, Goodman Global Group, Inc. may not issue equity securities, and Goodman Global Group, Inc. and its subsidiaries may not issue debt securities to the Hellman & Friedman Investors or their affiliates, without permitting each Co-Investor and each Hellman & Friedman Investor the opportunity to purchase a pro rata share of the securities being issued, based on its respective ownership of share equivalents in Goodman Global Group, Inc. at that time.

Management stockholders agreement

The Goodman Global Group, Inc. common stock and options issued to the initial Management Participants, each of whom entered into an equity contribution agreement, are subject to a management stockholders agreement, which generally contains the following provisions:

•

transfer restrictions, including rights of first refusal in favor of Goodman Global Group, Inc. and the Hellman & Friedman Investors or their designees, subject to certain exceptions, including transfers to family members and affiliates or in connection with a tag-along or drag-along sale; these transfer restrictions expire on the six month anniversary of an initial public offering or, if later, the expiration of the lock-up agreements between the Hellman & Friedman Investors and the underwriters,

•	repurchase rights in favor of Goodman Global Group, Inc. or its designee,

•	put rights in favor of the Management Participants,

•	piggyback registration rights in favor of the Management Participants, and

•

tag-along rights in favor of the Management Participants with respect to certain non-public sales by the Hellman & Friedman Investors that exceed 10% of our outstanding shares (excluding restricted shares and assuming exercise and conversion of certain stock options and convertible securities, if any).

Exchange and registration rights agreement related to senior subordinated notes

In connection with the 2008 Acquisition, Goodman Global, Inc. entered into a registration rights agreement with the funds affiliated with GSO Capital Partners, funds affiliated with Farallon Partners, funds affiliated with AlpInvest Partners and funds affiliated with the Co-Investors that purchased the senior subordinated notes (the Purchasers), pursuant to which Goodman Global, Inc. filed a registration statement and delivered to the Purchasers registered notes in exchange for the initial notes tendered by the Purchasers. Under the agreement, Goodman Global, Inc. and each guarantor, jointly and severally, agreed to indemnify and hold harmless each holder and controlling person against any losses, claims, damages, liabilities, costs and reasonable expenses (Losses), if any Losses are based upon any untrue statement of material fact in any registration statement, prospectus or in any amendment or supplement thereto, in any preliminary prospectus or any free-writing prospectus or “issuer information” filed or required to be filed pursuant to Rule 433(d) under the Securities Act, or any omission or alleged omission to state therein a material fact required to be stated or necessary to make the statements therein not misleading.

Indemnification of directors and officers

Pursuant to the closing of the 2008 Acquisition, Goodman Global, Inc. entered into indemnification agreements with our officers, Messrs. Alexander, Bikman, Blackburn, Campbell, Carroll, Clark, King, Mishler, Smith, Toppe and Topper. We agreed that we will indemnify each of the directors and officers of Predecessor to the fullest extent permitted by Delaware law against claims arising out of or pertaining to the fact that the person was an officer or director of Predecessor or any of our subsidiaries prior to the 2008 Acquisition or is an officer or director of us or any of our subsidiaries. Our certificate of incorporation provides that we will indemnify each of our directors and officers to the fullest extent permitted by law for claims arising by reason of the fact that he or she is a director, officer or employee of us, or of any of our subsidiaries. On March 6, 2008, we entered into indemnification agreements with our directors, Messrs. Henske and Ragatz and Ms. Multani, with similar terms as described above.

Employment and severance agreements

In connection with the closing of the 2008 Acquisition, Goodman Global, Inc. entered into a new employment agreement with Charles Carroll on February 13, 2008, under which Mr. Carroll would continue as the Chief Executive Officer of Goodman Global, Inc. until June 30, 2008 or, if earlier, the date on which his replacement commenced employment. Mr. Carroll retired as our President and Chief Executive Officer and our new President and Chief Executive Officer, David Swift, joined us on April 21, 2008. On February 13, 2008, Goodman Global, Inc. also entered into a new employment agreement with Lawrence Blackburn pursuant to which Mr. Blackburn continues to serve as our Chief Financial Officer. In connection with the closing, Goodman Global, Inc. also entered into individual severance agreements with our other executive officers. See Item 11, Executive Compensation—Employment agreements and Executive Compensation—Severance agreements.

Agreements with our president and chief executive officer

Employment agreement

Mr. Swift entered into an employment agreement with us, effective as of April 21, 2008, pursuant to which he commenced serving as President and Chief Executive Officer and as a member of the Board of Directors of Goodman Global Group, Inc. and Goodman Global, Inc. See Item 11, Executive compensation—Employment agreements.

Indemnification agreement

Mr. Swift also entered into an Indemnification Agreement with us on substantially the same terms as those of the Indemnification Agreements between Goodman Global, Inc. and the directors and officers described above. The Indemnification Agreement by and between Goodman Global, Inc. and Mr. Swift does not supersede, limit or alter any of the rights and obligations of either party as set forth in the Mr. Swift’s employment agreement and any equity agreements between Goodman Global, Inc. and Mr. Swift.

Joinder to the management stockholders agreement

Mr. Swift and Goodman Global Group, Inc. each executed a joinder (the Joinder), to the Management Stockholders Agreement, described above under the heading “Management stockholders agreement.” Pursuant to the Joinder, Mr. Swift will share the same rights and obligations as the Initial Management Investors, as defined in the Management Stockholders Agreement.

Resignation of Mr. Carroll as Chairman of our Board of Directors

In connection with Mr. Carroll’s resignation from his position as Chairman of our Board of Directors in March 2009, Goodman Global Group, Inc., Goodman Global, Inc. and Mr. Carroll entered into a letter agreement confirming that this change did not constitute termination of Mr. Carroll’s employment or result in the termination of Mr. Carroll’s option agreement with us, as he will continue to offer valuable services to us as one of our directors and as a non-executive employee.

Other relationships

Kronos Inc. (Kronos), a portfolio company of H&F and its affiliates, provides certain software and related services for our time and attendance reporting. In 2009, we paid Kronos $0.1 million.

Policies and procedures for review and approval of related party transactions

We currently have certain policies and procedures to address transactions with related persons, including any executive officer, director, nominee for election as a director, greater than 5% holder of our common stock, or immediate family member of any of the foregoing. Our Board of Directors has adopted a written policy that all transactions with related persons are subject to approval or ratification by the Audit Committee (other than certain transactions exempted under our certification of incorporation).

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

Director independence

Because we are a privately-held company and not subject to applicable listing standards, we have not determined whether members of our Board of Directors or Audit Committee are “independent” under any such standards. The terms of the stockholders agreement described above require that certain members of our Board of Directors be comprised of persons affiliated with our company.

ITEM 14.	Principal Accounting Fees and Services

The following summarized the fees billed to us and our subsidiaries by Ernst & Young LLP for professional services rendered in 2009 and 2008.

	Year ended December 31,
	2009		2008
Fee Category	Amount	Percent	Amount	Percent
Audit Fees	$1,370,900	83.8%	$880,250	92.0%
Audit-Related Fees	249,100	15.2	64,000	6.7
Tax Fees	16,300	1.0	12,000	1.3
All Other Fees	—	—	—	—

Total Fees	$1,636,300	100.0%	$956,250	100.0%

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements and reports on internal control over financial reporting:

2.	Financial statement schedules

Valuation and Qualifying Accounts disclosures have been incorporated in the notes to consolidated financial statements.

3.	Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated November 18, 2004, by and among Goodman Global Holdings, Inc., Frio Holdings, Inc. and Frio, Inc. (incorporated by reference to Exhibit 2.1 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

2.2	Agreement and Plan of Merger, dated as of October 21, 2007, by and among Chill Holdings, Inc., Chill Acquisition, Inc. and Goodman Global, Inc. (incorporated by reference to Exhibit 2.1 on Goodman Global, Inc.’s Form 8-K, filed with the SEC on October 25, 2007).

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 3, 2008, by and among Chill Holdings, Inc., Chill Acquisition, Inc. and Goodman Global, Inc. (incorporated by reference to Exhibit 2.1 on Goodman Global, Inc.’s Form 8-K, filed with the SEC on January 4, 2008).

3.1	Amended and Restated Certificate of Incorporation of Goodman Global, Inc. (incorporated by reference to Exhibit 3.1 on Goodman Global, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009).

3.2	Amended and Restated Bylaws of Goodman Global, Inc. (incorporated by reference to Exhibit 3.7 on Goodman Global, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on May 30, 2008).

4.1	Indenture, dated as of February 13, 2008, by and between Chill Acquisition, Inc., to be merged with and into Goodman Global, Inc., and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

4.2	Guarantor Supplemental Indenture, dated as of February 13, 2008, among the Guaranteeing Subsidiaries of Goodman Global, Inc., as identified therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

4.3	Form of Exchange Note (incorporated by reference to Exhibit 4.3 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

4.4	Form of 13.50%/14.00% Note (incorporated by reference to Exhibit 4.4 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

4.5	Exchange and Registration Rights Agreement, dated February 13, 2008, by and among Chill Acquisition, Inc., GSO Domestic Capital Funding LLC, GSO COF Facility LLC, GSO Origination Funding Partners LP, Farallon Funding, L.L.C., AlpInvest Partners Mezzanine 2007 C.V., KKR Financial Holdings III, LLC and CMP II Initial Holdings, L.L.C. (incorporated by reference to Exhibit 4.5 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

4.6	Joinder and Assumption Agreement, dated February 13, 2008, among Goodman Global, Inc., the Initial Guarantors listed therein, GSO Domestic Capital Funding LLC, GSO COF Facility LLC, GSO Origination Funding Partners LP, Farallon Funding, L.L.C., AlpInvest Partners Mezzanine 2007 C.V., KKR Financial Holdings III, LLC and CMP II Initial Holdings, L.L.C. (incorporated by reference to Exhibit 4.6 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.1	$800,000,000 Credit Agreement, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., Chill Acquisition Inc., which merged with and into Goodman Global, Inc., and Barclays Capital, the investment banking division of Barclays Bank Plc and Calyon New York Branch, as Joint Lead Arrangers, and Barclays Capital, the investment banking division of Barclays Bank Plc, Calyon New York Branch and General Electric Capital Corporation, as joint bookrunners, and General Electric Capital Corporation, as the Administrative and Collateral Agent (incorporated by reference to Exhibit 10.1 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.2†	First Amendment to Term Loan Credit Agreement, dated as of December 7, 2009, among Goodman Global, Inc., Chill Intermediate Holdings, Inc., each other Guarantor, each Lender party thereto and General Electric Capital Corporation, as administrative agent.

10.3	Revolving Credit Agreement, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., Chill Acquisition Inc., which merged with and into Goodman Global, Inc., and Barclays Capital, the investment banking division of Barclays Bank Plc and General Electric Capital Corporation, as Joint Lead Arrangers, Barclays Capital, the investment banking division of Barclays Bank Plc, Calyon New York Branch and General Electric Capital Corporation, as joint bookrunners, General Electric Capital Corporation, as the Administrative, Collateral Agent, Swingline Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.4†	First Amendment to Revolving Credit Agreement, dated as of December 7, 2009, among Goodman Global, Inc., Chill Intermediate Holdings, Inc., each other Guarantor, each Lender party thereto and General Electric Capital Corporation, as administrative agent.

10.5	Intercreditor Agreement, dated February 13, 2008, between General Electric Capital Corporation, as collateral agent for the Term Loan Secured Parties and the Revolving Secured Parties referred to therein and acknowledged by Chill Holdings, Inc., Chill Acquisition, Inc., which merged with and into Goodman Global, Inc. and certain subsidiaries of Goodman Global, Inc. (incorporated by reference to Exhibit 10.3 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.6	Term Loan Security Agreement, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., each of the Subsidiary Guarantors listed therein of Chill Acquisition, Inc., which merged with and into Goodman Global, Inc. and General Electric Capital Corporation, as collateral agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.4 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.7	Revolving Security Agreement, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., each of the Subsidiary Guarantors listed therein of Chill Acquisition, Inc., which merged with and into Goodman Global, Inc. and General Electric Capital Corporation, as collateral agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.5 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.8	Term Loan Guarantee, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., each of the Subsidiary Guarantors listed therein of Chill Acquisition, Inc., which merged with and into Goodman Global, Inc. and General Electric Capital Corporation, as collateral agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.6 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.9	Revolving Guarantee, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., each of the Subsidiary Guarantors listed therein of Chill Acquisition, Inc., which merged with and into Goodman Global, Inc. and General Electric Capital Corporation, as collateral agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.7 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.10	Term Loan Pledge Agreement, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., each of the Subsidiary Guarantors listed therein of Chill Acquisition, Inc., which merged with and into Goodman Global, Inc. and General Electric Capital Corporation, as collateral agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.8 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.11	Revolving Pledge Agreement, dated as of February 13, 2008, among Chill Intermediate Holdings, Inc., each of the Subsidiary Guarantors listed therein of Chill Acquisition, Inc., which merged with and into Goodman Global, Inc. and General Electric Capital Corporation, as collateral agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.9 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.12*	Chill Holdings, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 on Goodman Global, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on May 30, 2008).

10.13*	Amended and Restated Chill Holdings, Inc. 2008 Annual Incentive Compensation Plan and form of award agreement thereunder (incorporated by reference to Exhibit 10.11 on Goodman Global, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009).

10.14*	Employment Agreement, dated February 13, 2008, between Chill Acquisition, Inc. and Charles A. Carroll (incorporated by reference to Exhibit 10.12 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.15*	Employment Agreement, dated February 13, 2008, between Chill Acquisition, Inc. and Lawrence M. Blackburn (incorporated by reference to Exhibit 10.13 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.16	Stockholders Agreement, dated February 13, 2008 by and among Chill Holdings, Inc., Chill Acquisition, Inc., Hellman & Friedman Capital Partners VI, L.P., Hellman & Friedman Capital Partners VI (Parallel), L.P., Hellman & Friedman Capital Associates VI, L.P., Hellman & Friedman Capital Executive VI, L.P., H&F Chill Partners, L.P., GSO Special Situations Fund LP, GSO Origination Funding Partners LP, GSO COF Facility LLC, Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Tinicum Partners, L.P., AlpInvest Partners Mezzanine 2007 C.V. and CMP II Initial Holdings, L.L.C. (incorporated by reference to Exhibit 10.14 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.17*	Management Stockholders Agreement, dated February 13, 2008 by and among Chill Holdings, Inc., Chill Acquisition, Inc., Hellman & Friedman Capital Partners VI, L.P., Hellman & Friedman Capital Partners VI (Parallel), L.P., Hellman & Friedman Capital Associates VI, L.P., Hellman & Friedman Capital Executives VI, L.P., and H&F Chill Partners, L.P. and each of the Management Stockholder identified therein (incorporated by reference to Exhibit 10.15 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.18	Lease Agreement, dated December 1, 1994, between the Daniel Childrens 1991 Trust, the Lucy Hughes Abell 1991 Trust, the Sam Houston Abell 1991 Trust, the JBG Childrens 1991 Trust, the Hutton Gregory Goodman 1990 Trust, the Hannah Jane Goodman 1990 Trust, the Mary Jane Goodman 1990 Trust and the Harold Viterbo Goodman, II 1990 Trust and Goodman Manufacturing Company, L.P. (incorporated by reference to Exhibit 10.35 on Goodman Global, Inc.’s Amendment No. 1 to Form S-1, filed with the SEC on March 13, 2006, File No. 333-131597).

10.19*	Charles A. Carroll Form of Option Agreement (incorporated by reference to Exhibit 10.17 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.20*	Form of Equity Contribution Agreement (incorporated by reference to Exhibit 10.18 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.21*	Form of Option Roll Over Agreement (incorporated by reference to Exhibit 10.19 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.22*	Form of Severance Agreement (incorporated by reference to Exhibit 10.20 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.23*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.24*	Form of Time-Vested Option Agreement (incorporated by reference to Exhibit 10.22 on Goodman Global, Inc.’s Registration Statement on Form S-4, filed with the SEC on April 15, 2008).

10.25*	Form of Performance-Vested Option Agreement, as amended (incorporated by reference to Exhibit 10.23 on Goodman Global, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009).

10.26*	Employment Agreement, dated April 17, 2008 between Goodman Global, Inc. and David L. Swift (incorporated by reference to Exhibit 10.24 on Goodman Global, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on May 30, 2008).

10.27*	Amendment Number One to Employment Agreement dated February 13, 2008 between Chill Acquisition, Inc. and Charles A. Carroll (incorporated by reference to Exhibit 10.25 on Goodman Global, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on May 30, 2008).

10.28*	Letter Agreement among Goodman Global, Inc., Chill Holdings, Inc. and Charles A. Carroll dated March 13, 2009 (incorporated by reference to Exhibit 10.26 on Goodman Global, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009)

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1†	Subsidiaries of the Registrant

31.1†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOODMAN GLOBAL, INC.

Date: March 12, 2010	By:	/S/ LAWRENCE M. BLACKBURN
Lawrence M. Blackburn Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ DAVID L. SWIFT David L. Swift	President, Chief Executive Officer and Director	March 12, 2010

/S/ LAWRENCE M. BLACKBURN Lawrence M. Blackburn	Executive Vice President, Chief Financial Officer and Director	March 12, 2010

/S/ MARK M. DOLAN Mark M. Dolan	Vice President, Corporate Controller and Treasurer	March 12, 2010

/S/ ERIK RAGATZ Erik Ragatz	Chairman of the Board of Directors	March 12, 2010

/S/ CHARLES A. CARROLL Charles A. Carroll	Director	March 12, 2010

/S/ ROBERT B. HENSKE Robert B. Henske	Director	March 12, 2010

/S/ SALONI SARAIYA MULTANI Saloni Saraiya Multani	Director	March 12, 2010

Index to reports on internal control over financial reporting and consolidated financial statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to (i) the reliability of our financial reporting; (ii) the reliability of the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States; and (iii) the safeguarding of assets from unauthorized use or disposition.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Goodman Global, Inc.

We have audited the accompanying consolidated balance sheets of Goodman Global, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2009, the period February 14, 2008 to December 31, 2008, the period January 1, 2008 to February 13, 2008 (Predecessor) and the year ended December 31, 2007 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodman Global, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009 and the period February 14, 2008 to December 31, 2008 , the period January 1, 2008 to February 13, 2008 (Predecessor) and the year ended December 31, 2007 (Predecessor) in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 2 and 7 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for income tax contingencies with the adoption of the guidance originally issued in Financial Accounting Standards Board Interpretation No. 48 (codified in FASB ASC Topic 740, Income Taxes).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Goodman Global, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Houston, Texas

March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Goodman Global, Inc.

We have audited Goodman Global, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Goodman Global, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Goodman Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial position of Goodman Global, Inc. at December 31, 2009 and 2008 , and the consolidated results of its operations and its cash flows for the year ended December 31, 2009, the period February 14, 2008 to December 31, 2008, the period January 1, 2008 to February 13, 2008 (Predecessor), and the year ended December 31, 2007 (Predecessor), and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Houston, Texas

March 12, 2010

Goodman Global, Inc.

Consolidated balance sheets

	December 31,
	2009	2008
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$39,679	$144,118
Restricted cash	2,700	2,700
Accounts receivable, net of allowance for doubtful accounts ($4.4 million at December 31, 2009; $3.9 million at December 31, 2008)	207,870	206,821
Inventories	294,651	223,330
Deferred tax assets	13,326	63,714
Other current assets	33,956	19,300

Total current assets	592,182	659,983

Property, plant, and equipment, net	169,906	177,693
Goodwill	1,399,536	1,399,536
Identifiable intangibles	782,223	802,265
Deferred financing costs	27,968	36,268
Other non current assets	7,708	—

Total assets	$2,979,523	$3,075,745

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$95,038	$59,664
Accrued warranty	37,233	37,683
Other accrued expenses	124,283	126,393
Current portion of long-term debt	—	—

Total current liabilities	256,554	223,740

Long-term debt, less current portion	1,160,790	1,347,526
Deferred tax liabilities	155,216	165,349
Other long-term liabilities	91,445	76,833
Common stock, par value $.01, 1,000 shares authorized, 10 shares issued and outstanding as of December 31, 2009 and as of December 31, 2008	—	—
Accumulated other comprehensive income (loss)	8,230	(52,069)
Additional paid-in capital	1,294,214	1,288,070
Retained earnings	13,074	26,296

Total shareholders’ equity	1,315,518	1,262,297

Total liabilities and shareholders’ equity	$2,979,523	$3,075,745

The accompanying notes are an integral part of the consolidated financial statements.

Goodman Global, Inc.

Consolidated statements of income

	Successor		Predecessor
	For the year ended December 31, 2009	February 14 to December 31, 2008	January 1 to February 13, 2008	For the year ended December 31, 2007
	(In thousands)
Sales, net	$1,851,186	$1,730,229	$147,137	$1,935,690
Costs and expenses:
Cost of goods sold	1,290,747	1,319,113	115,714	1,462,776
Selling, general, and administrative expenses	236,231	187,144	22,677	210,613
Acquisition-related expenses	—	—	42,939	—
Depreciation expense	28,393	27,178	2,791	26,254
Amortization expense	20,042	17,735	1,044	8,865

Operating profit (loss)	275,773	179,059	(38,028)	227,182
Interest expense, net	134,767	135,616	56,176	68,378
Other (income) expense, net	(19,642)	1,554	(347)	(2,752)

Earnings (losses) before taxes	160,648	41,889	(93,857)	161,556
Provision for (benefit from) income taxes	58,870	15,593	(27,815)	60,177

Net income (loss)	$101,778	$26,296	$(66,042)	$101,379

The accompanying notes are an integral part of the consolidated financial statements.

Goodman Global, Inc.

Consolidated statements of shareholders’ equity

	Common stock		Additional paid in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
	(In thousands)
Predecessor
Balance at December 31, 2006	68,903	$689	$462,590	$54,719	$3,087	$521,085
Net income	—	—	—	101,379	—	101,379
Change in fair value of derivatives, net of tax	—	—	—	—	(5,339)	(5,339)
Foreign currency translation	—	—	—	—	2,228	2,228
Defined benefit plans:
Prior service costs, net of tax	—	—	—	—	314	314
Net loss arising during the period, net of tax	—	—	—	—	47	47

Comprehensive income	—	—	—	—	—	98,629
Common stock issued	36	—	307	—	—	307
Stock-based compensation expense	—	—	3,159	—	—	3,159
Cumulative effect of change in accounting principle	—	—	—	(1,074)	—	(1,074)

Balance at December 31, 2007	68,939	689	466,056	155,024	337	622,106
Net loss	—	—	—	(66,042)	—	(66,042)
Change in fair value of derivatives, net of tax	—	—	—	—	9,099	9,099
Foreign currency translation	—	—	—	—	(41)	(41)

Comprehensive loss	—	—	—	—	—	(56,984)
Accrued stock options	—	—	31,510	—	—	31,510

Balance at February 13, 2008	68,939	$689	$497,566	$88,982	$9,395	$596,632

Successor
Balance at February 14, 2008	—	$—	$—	$—	$—	$—
Net income	—	—	—	26,296	—	26,296
Change in fair value of derivatives, net of tax	—	—	—	—	(41,736)	(41,736)
Foreign currency translation	—	—	—	—	(5,482)	(5,482)
Defined benefit plans:
Prior service costs, net of tax	—	—	—	—	(4,851)	(4,851)

Comprehensive loss	—	—	—	—	—	(25,773)
Equity contribution	—	—	1,278,247	—	—	1,278,247
Accrued stock options	—	—	5,810	—	—	5,810
Issuance of stock	—	—	4,013	—	—	4,013

Balance at December 31, 2008	—	—	1,288,070	26,296	(52,069)	1,262,297
Net income	—	—	—	101,778	—	101,778
Change in fair value of derivatives, net of tax	—	—	—	—	55,839	55,839
Foreign currency translation	—	—	—	—	3,483	3,483
Defined benefit plans:
Prior service costs, net of tax	—	—	—	—	977	977

Comprehensive income	—	—	—	—	—	162,077
Dividend distribution	—	—	—	(115,000)	—	(115,000)
Accrued stock options	—	—	6,144	—	—	6,144

Balance at December 31, 2009	—	$—	$1,294,214	$13,074	$8,230	$1,315,518

The accompanying notes are an integral part of the consolidated financial statements.

Goodman Global, Inc.

Consolidated statements of cash flows

	Successor		Predecessor
	December 31, 2009	February 14 to December 31, 2008	January 1 to February 13, 2008	December 31, 2007
	(In thousands)
Operating activities
Net income (loss)	$101,778	$26,296	$(66,042)	$101,379
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	28,393	27,178	2,791	26,254
Amortization	20,042	17,735	1,044	8,865
Allowance for bad debt	10,410	6,279	507	5,699
Deferred tax provision	15,770	(8,502)	9,212	6,150
Gain on disposal of assets	(437)	(448)	(42)	(1,999)
Gain on repurchase of long-term debt	(16,636)	—	—	—
Amortization of inventory step-up in basis	—	47,991	—	—
Compensation expense related to stock options	5,083	4,574	6,240	3,363
Amortization of deferred financing costs	8,903	9,470	14,548	7,757
Amortization of original issue discount	7,303	7,526	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(11,459)	(9,551)	12,579	(22,648)
Inventories	(71,321)	77,502	(36,053)	68,336
Other assets	12,588	29,768	(67,820)	3,803
Accounts payable and accrued expenses	97,288	(51,758)	80,347	(2,742)

Net cash provided by (used in) operating activities	207,705	184,059	(42,689)	204,217
Investing activities
Purchases of property, plant, and equipment	(20,209)	(18,203)	(3,409)	(26,416)
Proceeds from the sale of property, plant, and equipment	9	1,264	1	12,235
Changes in restricted cash	—	—	(100)	—
Acquisition, net of assumed debt	—	(1,946,622)	—	—

Net cash used in investing activities	(20,200)	(1,963,561)	(3,508)	(14,181)
Financing activities
Proceeds from long-term debt, net of original issue discount	—	1,373,000	—	—
Repayments of Successor long-term debt	(75,029)	(28,000)	—	—
Repayments of Predecessor long-term debt	—	(655,425)	—	(182,625)
Borrowings under revolving credit agreement	—	100,000	11,500	—
Payments under revolving credit agreement	(100,000)	(105,000)	—	—
Equity contribution	—	1,278,247	—	—
Dividend distribution	(115,000)	—	—	—
Equity issuance costs	—	(8,142)	(99)	—
Issuance of stock	—	4,013	—	—
Deferred finance costs	(2,976)	(45,738)	—	—
Exercise of options	—	—	—	204
Excess tax benefit from exercise of options	1,061	1,236	25,270	—
Other transaction costs		—	—	(229)

Net cash (used in) provided by financing activities	(291,944)	1,914,191	36,671	(182,650)

Net (decrease) increase in cash	(104,439)	134,689	(9,526)	7,386
Cash at beginning of period	144,118	9,429	18,955	11,569

Cash at end of period	$39,679	$144,118	$9,429	18,955

Supplementary disclosures of cash flow information:
Cash paid for interest	$96,960	$118,681	$43,547	$64,337

Cash paid for income taxes, net of refunds received	$33,364	$(35,113)	$402	$48,950

The accompanying notes are an integral part of the consolidated financial statements.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations

Goodman Global, Inc. (Company) is a leading domestic manufacturer of heating, ventilation and air conditioning, or HVAC, products for residential and light commercial use. Since the Company began to manufacture HVAC equipment in 1982, management believes that it has grown its share of the residential HVAC market to now become one of the country’s largest residential HVAC manufacturers based on unit sales. The Company’s activities include engineering, manufacturing, distributing, and marketing an extensive line of HVAC equipment and related products. The Company’s products are predominantly marketed under the Goodman®, Amana® and Quietflex® brand names. Management believes the Goodman® brand is the single largest domestic residential HVAC brand, based on unit sales, and caters to the large segment of the market that is price sensitive and desires reliable and low-cost climate comfort, while its premium Amana® brand includes advanced features, quieter operation and enhanced warranties. The Quietflex® brand is a recognized brand of flexible duct. Founded in 1975 as a manufacturer of flexible duct, the Company expanded into the broader HVAC manufacturing market in 1982. Since then, it has expanded its product offerings and maintained its core competency of manufacturing high-quality products at low costs. Management attributes its growth and success to a strategy of providing a quality, competitively priced product that it believes is designed to be reliable and easy-to-install. Revenues derived from external customers outside the United States have not exceeded 5% of consolidated revenues in any of the years ended December 31, 2009, 2008 or 2007. Approximately 1% of the Company’s total assets are outside the United States.

Goodman Global, Inc. was incorporated under the laws of Delaware in 2004. On December 23, 2004, Apollo Management, L.P., or Apollo, through its affiliate, Frio Holdings LLC, acquired the business from Goodman Global Holdings, Inc., a Texas corporation (the 2004 Acquisition) and following reorganization, operated as Goodman Global, Inc.

On April 11, 2006, Goodman Global, Inc. completed an initial public offering of its common stock.

On February 13, 2008, Chill Acquisition, Inc., a Delaware corporation formed in October 2007, merged with and into Goodman Global, Inc., with Goodman Global, Inc. as the surviving corporation, now an indirect subsidiary of Goodman Global Group, Inc. (formerly Chill Holdings, Inc.), or Parent, a Delaware corporation formed October 2007 by affiliates of Hellman & Friedman LLC. This is referred to as the 2008 Acquisition.

Effective December 7, 2009, the Company amended its Term Loan Credit Agreement and Revolving Credit Agreement to permit a one-time dividend payable to its stockholder in an aggregate amount of $115.0 million. The Company incurred a fee of $3.0 million to its lenders in satisfaction of a condition to effectiveness of the amendments. The dividend was paid on December 16, 2009.

On December 11, 2009, Parent completed a private placement of $586.0 million in aggregate principal amount at maturity of its 11.5% Senior Discount Notes due 2014 with gross proceeds of approximately $320 million. The senior discount notes are obligations of the Parent. The senior discount notes are not guaranteed by Goodman Global, Inc. and its subsidiaries and are effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company and its subsidiaries, including the indebtedness and other obligations under its credit facilities and outstanding senior subordinated notes. The Parent used the net proceeds of the senior discount notes along with the dividend that it received from the Company to pay a dividend to its shareholders and an equitable distribution to its option holders pursuant to the requirements of its stock incentive plan.

The financial statements for the year ended December 31, 2009 and for the period February 14 to December 31, 2008 have been presented to reflect the Company subsequent to the 2008 Acquisition (Successor). The financial statements for the period January 1 to February 13, 2008, and the years ended December 31, 2007 have been presented to reflect the Company prior to the 2008 Acquisition (Predecessor).

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company must make these estimates and assumptions because certain information that it uses is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and significant judgment must be exercised. In preparing the financial statements, the most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to goodwill, intangible and long-lived assets and reserves for self-insurance, warranty and income tax liabilities. Actual results could differ materially from the estimates and assumptions used in the preparation of our financial statements.

Restricted cash and cash equivalents

At December 31, 2009 and 2008, the restricted cash pertains to the Company’s extended warranty program and is invested in United States treasury notes and bills.

Inventories

Inventory costs include material, labor, logistics, and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

A roll forward of inventory reserves consists of the following (in thousands):

	Successor		Predecessor
	Year ended December 31, 2009	February 14 to December 31, 2008	January 1 to February 13, 2008	Year ended December 31, 2007
At the beginning of the period	$4,319	$4,802	$4,735	$4,568
Current period accruals	2,552	1,208	164	3,261
Current period uses	(1,457)	(1,691)	(97)	(3,094)

At the end of the period	$5,414	$4,319	$4,802	$4,735

Property, plant, and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Buildings and building improvements are depreciated using the straight-line method over the estimated remaining useful lives of the assets, which is 10 to 39 years. Equipment is depreciated on a straight-line basis over the assets’ remaining useful lives, which is 3 to 10 years.

Interest attributable to construction in progress is capitalized. For the twelve months ended December 31, 2009, 2008 and 2007, the Company capitalized $0.8 million, $0.2 million and $0.4 million in interest, respectively.

Impairment of long-lived assets

The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on a quoted market price or the fair value based on various valuation techniques. There have been no impairments recorded in the three years ended December 31, 2009.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred financing costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the period the related debt is anticipated to be outstanding. The Company recorded $45.7 million in deferred financing fees in connection with long-term debt issued as a result of the 2008 Acquisition and an additional $3.0 million in December 2009 related to an amendment to its credit agreement, of which $28.0 was outstanding as of December 31, 2009.

Identifiable intangible assets

The values assigned to amortizable intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount would be charged to amortization expense. Future operating results and residual values could therefore reasonably differ from the Company’s current estimates and could require a provision for impairment in a future period. Indefinite lived intangible assets are reviewed in accordance with Financial Accounting Standards Board (FASB) accounting standards by comparison of the fair value with its carrying amount. The Company performed its annual test as of October 1, 2009 and determined that no impairment exists. As of December 31, 2009, there were no indicators noted that would require the Company to re-evaluate its annual impairment test.

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

Useful lives in years
Customer relationships	40
Trade names – Amana	15
Trade names – other	Indefinite
Technology	10

Identifiable intangible assets consist of the following (in thousands):

	Intangible assets subject to amortization
	Customer relationships	Trade names - Amana	Technology	Sub-total	Indefinite- lived trade names	Total
Balance at February 14, 2008	$535,000	$40,000	$40,000	$615,000	$205,000	$820,000
2008 amortization	(11,836)	(2,360)	(3,539)	(17,735)	—	(17,735)

Balance at December 31, 2008	523,164	37,640	36,461	597,265	205,000	802,265
2009 amortization	(13,375)	(2,666)	(4,001)	(20,042)	—	(20,042)

Balance at December 31, 2009	$509,789	$34,974	$32,460	$577,223	$205,000	$782,223

The amortization related to the amortizable intangibles assets in the aggregate will be approximately $20.0 million per year over the next five years.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill is the excess of the cost of an acquired company over the amounts assigned to assets acquired and liabilities assumed. Goodwill and other indefinite-lived intangibles are not amortized, but are tested for impairment annually or more frequently if an event occurs or circumstances change that would indicate the carrying amount could be impaired. Impairment testing for goodwill is done at the reporting unit level, which the Company has concluded is on a consolidated basis as the Company has only one reporting unit. An impairment charge generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit. The Company estimates fair value using standard business valuation techniques such as discounted cash flows, industry participant information and reference to comparable business transactions. The discounted cash flow fair value estimates are based on the Company’s projected future cash flows and the estimated weighted-average cost of capital of market participants. Management assumptions about expected future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital. The Company performed its annual test as of October 1, 2009 and determined that no impairment exists. As of December 31, 2009, there were no indicators noted that would require the Company to re-evaluate its annual impairment test.

Fair value of financial instruments

Financial instruments include cash equivalents, accounts receivable, accounts payable, revolving loans payable, assets held in the defined pension plan, long-term debt and commodity swap agreements. Management believes the fair value of cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The fair value of long-term debt is determined using the income approach. The Company’s assets held in the defined pension plan and it commodity swaps are recorded at fair value.

Revenue recognition

Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, sale price is fixed and determinable and collectability is reasonably assured. Revenues are recorded net of rebates to certain distributors, dealers and builders. These rebates relate to several programs and are designed to stimulate sales of the Company’s products. Provisions are made for warranties at the time revenues are recognized. Costs associated with shipping and handling of the Company’s products are included in costs of goods sold.

The Company consigns certain products to some of its independent distributors. Product inventories shipped on consignment terms are maintained under a consignment arrangement on the premises of independent distributors. Revenues and cost of sales are recognized at the time consigned inventory is sold by the independent distributor to a third party.

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

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A roll forward of receivable reserves consists of the following (in thousands):

	Successor		Predecessor
	Year ended December 31, 2009	February 14 to December 31, 2008	January 1 to February 13, 2008	Year ended December 31, 2007
At the beginning of the period	$3,900	$6,014	$7,032	$7,258
Current period accruals	7,534	6,279	507	5,699
Current period uses	(7,048)	(8,393)	(1,525)	(5,925)

At the end of the period	$4,386	$3,900	$6,014	$7,032

Warranty costs

Warranty costs are accrued at the time of sale based on estimated future warranty claims. The Company’s estimated future warranty claims are determined based on historical failure rates and other factors. The Company also sells extended service contracts for certain of its products with terms of up to ten years. Revenues from extended service contracts are deferred and amortized on a straight-line basis over the term of the contracts. Expenses related to obtaining and servicing these contracts are expensed as incurred. A roll forward of the liabilities for warranties consists of the following (in thousands):

	Successor		Predecessor
	Year ended December 31, 2009	February 14 to December 31, 2008	January 1 to February 13, 2008	Year ended December 31, 2007
At the beginning of the period	$37,683	$38,567	$39,669	$41,773
Current period accruals	58,584	42,059	3,542	40,801
Current period uses	(59,034)	(42,943)	(4,644)	(42,905)

At the end of the period	$37,233	$37,683	$38,567	$39,669

Self insurance reserves

The Company is self-insured up to certain stop-loss amounts for workers’ compensation, product liability, general liability, auto liability, group health and physical damage. The expense and liabilities are determined based on historical company claims information, as well as industry factors and trends in the level of such claims and payments. The Company’s self-insurance reserves, calculated on an undiscounted basis, as of December 31, 2009 and 2008, represent the best estimate of the future payments to be made on incurred claims reported and unreported. Based on historical payment patterns, the Company expects payments of undiscounted ultimate losses related to workers’ compensation as of December 31, 2009 to be $7.0 million. As of December 31, 2009, the Company had a balance of $3.8 million of self-insurance reserves related to medical claims that are short term in nature.

Stock compensation plans

The Company accounts for its stock options at fair value. The Company recognized compensation expense of $5.1 million ($3.1 million, net of tax) and $4.6 million ($2.8 million, net of tax) during the year ended December 31, 2009 and the period February 14 to December 31, 2008, respectively. The Company recognized $6.2 million ($4.0 million, net of tax) during the period January 1 to February 13, 2008 primarily as a result of the 2008 Acquisition, when 1.7 million shares vested and $3.4 million ($2.1 million, net of tax) during the year ended December 31, 2007. The Company’s compensation expense is included in selling, general and administrative expense in the accompanying consolidated statements of income.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In addition, the Company receives an additional tax deduction when non-vested stock vests at a higher

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value than the value used to recognize compensation expense at the date of grant. The Company reports excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the year ended December 31, 2009 and the period February 14 to December 31, 2008, the Company recognized an excess tax benefit from the exercise of stock options of $1.1 million and $1.2 million, respectively, in its financing cash flows. For the period of January 1 to February 13, 2008, Predecessor recognized in its financing cash flows a tax benefit of $25.3 million related to the exercise of options as a result of the 2008 Acquisition. There was no excess tax benefit from the exercise of options in the Predecessor year ended December 31, 2007.

Pensions and other postretirement benefits

The Company accounts for its defined benefit pension plan and its defined benefit postretirement medical plan in accordance with FASB accounting standards. These standards require that amounts recognized in the financial statements be determined on an actuarial basis. Significant assumptions involved in determining the Company’s pension and other postretirement benefit expense include the expected return on plan assets, expected healthcare cost and the discount rate for calculating future liability. The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense.

Research and development

Research and development costs are charged to selling, general and administrative expense as incurred. Research and development expense was $11.2 million for the year ended December 31, 2009 and $9.3 million for the period February 14 to December 31, 2008 and $1.2 million and $9.1 million for the Predecessor periods of January 1 to February 13, 2008 and the year ended December 31, 2007, respectively.

Income taxes

The Company uses the liability method of accounting for taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences reverse.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation at least quarterly and at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at December 31, 2009 the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers taxable income in carry back years, the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, the Company’s results could be affected.

Effective January 1, 2007, the Company adopted FASB accounting standards that require the Company to evaluate its tax positions for all jurisdictions and for all years where the statute of limitations has not expired. Under the provisions, companies are required to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon effective settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense on its income statement.

Derivatives and hedging activities

The Company uses financial instruments to manage market risk from changes in commodity prices and selectively hedges anticipated transactions that are subject to commodity price exposure, primarily using commodity contracts relating to raw materials used in its production process. The instruments are designated as cash flow hedges and are recorded in the consolidated statement of financial position at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (OCI) and are subsequently reclassified into cost of sales in the period in which the end products are sold to the Company’s customers.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1.9 million for the year ended December 31, 2009 and $1.1 million for the period February 14 to December 31, 2008. During the Predecessor period January 1 to February 13, 2008 and the year ended December 31, 2007, advertising expense was $0.6 million and $2.4 million, respectively.

New accounting pronouncements

In June 2009, the FASB issued revisions to ASC Topic 860 and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” provides for more restrictive requirements for derecognizing financial assets, and requires additional disclosures. The changes will be effective January 1, 2010. Early application is not permitted. The Company does not anticipate that adoption of this standard will have a material effect on its consolidated financial statements.

3. Long-term debt

Long-term debt consists of the following (in thousands):

	December 31, 2009	December 31, 2008

Senior subordinated notes	$423,962	$500,000

Term loan credit agreement	754,000	772,000

Revolving credit agreement	—	100,000

Original issue discount	(17,172)	(24,474)

Total long-term debt, net of original issue discount	1,160,790	1,347,526

Current portion of long-term debt	—	—

Long-term debt	$1,160,790	$1,347,526

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

In April 2009, the Company formed Goodman Global Finance (Delaware) LLC (GGF), a Delaware limited liability company and, as of that date, an unrestricted subsidiary of the Company, that entered into two separate transactions to purchase for $58.9 million (inclusive of $1.9 million in accrued interest) approximately $76.0 million aggregate face value of the Company’s 13.5%/14% senior subordinated notes. The Company recognized a gain of $16.6 million in the second quarter of 2009 as a result of this early extinguishment of long-term debt, after taking into consideration the recognition of $2.4 million of previously unamortized deferred financing costs associated with the $76.0 million of senior subordinated notes. In December 2009, the Company designated GGF a restricted subsidiary and retired the $76.0 million aggregate face value 13.5%/14% senior subordinated notes that were held by GGF.

Term loan credit agreement/revolving credit agreement

In February 2008, the Company entered into an $800.0 million term loan credit agreement due 2014 and a $300.0 million revolving credit agreement due 2013. The term loan credit agreement has an interest rate of Prime or

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

London Interbank Offered Rate (LIBOR), with a minimum of 3.25% plus applicable margin, based on certain leverage ratios, which was 3.0% and totaled 6.25% as of December 31, 2009. The revolving credit agreement has an interest rate of Prime or LIBOR, plus applicable margin, which was 1.0% and totaled 4.25% as of December 31, 2009.

As of December 31, 2009, the Company owed $754.0 million on its term loan credit agreement and had no outstanding obligation on its revolving credit agreement.

In December 2009, the Company made an $18.0 million payment on its term loan credit agreement to satisfy its obligation of $2.0 million per quarter for the period beginning October 1, 2011 and ending December 31, 2013. As a result, the Company recognized an expense of $0.3 million of previously unamortized deferred financing fees and $0.4 million of previously unamortized original issue discount that related directly to the amount of the early extinguishment of debt. The outstanding balance at December 31, 2009 of $754.0 million is due at maturity in February 2014.

The Company had availability under the revolving credit agreement of $198.0 million at December 31, 2009 after taking into consideration outstanding commercial and standby letters of credit issued under the credit facility, which totaled $33.5 million as of December 31, 2009.

Original issue discount

The term loan credit agreement included an original issue discount of $32.0 million. It is being amortized to interest expense using the effective interest method over the period the debt is anticipated to be outstanding through maturity. As of December 31, 2009, the unamortized balance of the original issue discount was $17.2 million.

Deferred financing fees

The Company incurred $45.7 million in loan origination fees and direct loan origination costs related to issuance of the senior subordinated notes and the term loan and revolving credit agreement. In December 2009, the Company paid a fee of $3.0 million to the holders of the term loan and revolving credit agreement to obtain amendments to permit a one-time dividend payable to its stockholder. As of December 31, 2009, the Company had $28.0 million in unamortized deferred financing fees which is being amortized to interest expense using the effective interest method over the period that the debt is anticipated to be outstanding.

Other

Future maturities of long-term debt by year at December 31, 2009 are as follows (in thousands):

2010	$—

2011	—

2012	—

2013	—

2014	754,000

Thereafter	423,962

Under the term loan credit agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. In addition, under its revolving credit agreement, the Company is required to satisfy and maintain, in certain circumstances, a minimum fixed charge coverage ratio. As of December 31, 2009, the Company was in compliance with all of the covenants under its senior term loan credit agreement and revolving credit agreement.

All of the existing U.S. subsidiaries of the Company (other than AsureCare Corp., a Florida corporation and Goodman Global Finance (Delaware) LLC, a Delaware limited liability company) and all future restricted U.S. subsidiaries of the Company guarantee its debt obligations. In addition, Chill Intermediate Holdings, Inc. guarantees

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s debt obligations under the term loan and revolving credit agreements. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan. The Company’s and the non-guarantor subsidiaries’ independent assets, revenues, income before taxes, and operating cash flows in total are more than 3% of the consolidated total. As such, separate financial statements of the guarantors are included herein in Note 14 condensed consolidating financial information.

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

	Fair value measurements on a recurring basis
	(In thousands)
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Restricted cash	$2,700	$—	$—	$2,700

Derivatives, net	—	23,378	—	23,378

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other fair value measurements

Long-term debt

In order to determine the fair value of its debt instruments at December 31, 2009, the Company considered valuation techniques that included the market, income and liquidation approaches in the analysis of its interest bearing debt. The Company elected to determine the fair value of each tranche of interest bearing debt using the income approach. The fair values presented are estimates and are not necessarily indicative of amounts for which the Company could settle such instruments currently or indicative of its intent or ability to dispose of or liquidate them. The Company estimates the fair value of its interest bearing debt as follows (in thousands):

Interest bearing security	Par value at December 31, 2009	Range of fair value at December 31, 2009
		Low	High

Senior subordinated notes	$423,962	$455,635	$473,375

Term loan	754,000	749,623	762,311

Defined pension plan

The investments held by the Company’s defined benefit plan (the plan) are stated at fair value. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded as earned. Dividends are recorded on the ex-dividend date. Net appreciation (depreciation) includes the defined benefit plan’s gains and losses on investments bought and sold as well as held during the year. The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measure in its entirety.

This is a description of the valuation methodologies used for assets and liabilities measured at fair value in the plan:

Money market funds	-	Valued at the net asset value of shares held by the plan at the financial statement date.

Mutual funds	-	Valued at the net asset value of shares held by the plan at the financial statement date.

Common/collective trust fund	-	Valued at the net asset value as reported by the issuer of the fund.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets carried at fair value as of December 31, 2009 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Money market fund	$1,253	$—	$—	$1,253
Common/collective trust fund	—	3,323	—	3,323
Mutual funds	23,041	—	—	23,041

Total assets fair value	$24,294	$3,323	$—	$27,617

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Stock compensation plans

2008 Stock Incentive Plan

On February 13, 2008, the Board of Directors of the Parent adopted the Chill Holdings, Inc. 2008 Stock Incentive Plan (2008 Plan). The 2008 Plan is a comprehensive incentive compensation plan that permits grants of equity-based compensation awards to employees and consultants of the Parent and its subsidiaries. Awards under the 2008 Plan may be in the form of stock options (either incentive stock options or non-qualified stock options) or other stock-based awards, including restricted stock purchase awards, restricted stock units and stock appreciation rights. As of December 31, 2009, the maximum number of shares reserved for the grant or settlement of awards under the 2008 Plan is 6,734,923 shares of Parent, subject to adjustment in the event of an extraordinary dividend or other distribution, recapitalization, stock split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange or other similar corporate transaction. Any shares subject to awards which are cancelled, forfeited, reacquired or repurchased before vesting under the 2008 Plan will again be available for grants under the 2008 Plan. In the event of a change in control, Parent’s Compensation Committee will have the discretion to accelerate all outstanding awards, cancel awards for fair value, provide for the issuance of substitute awards and/or provide award holders an opportunity to exercise their awards prior to the occurrence of the change in control transaction.

In December 2009, the Parent’s Board of Directors deemed it advisable and in the best interest of the Parent’s stockholders to declare and pay an extraordinary dividend of approximately $3.15 per share for all issued and outstanding shares of Parent’s common stock. Pursuant to the terms and conditions of the 2008 Plan, the Parent’s Board of Directors approved and paid an equitable adjustment of approximately $3.15 to all outstanding stock option holders with a vesting date on or before December 31, 2009 and Parent established a reserve of $15.1 million for all non-vested issued and outstanding options as of December 31, 2009 that will be paid to the stock option holders at a future date when vesting occurs.

Through December 31, 2009, the Company has issued and outstanding under the 2008 Plan (1) 6,290,262 stock options with an exercise price of $10.00 per share, with a contractual life of 10 years and a weighted average fair market value at the date of grant of $3.44 per share and (2) 301,250 shares of Goodman Global, Inc. common stock that were sold to employees of the Company at $10.00 per share, which was the estimated fair value of the stock as of the date of the sale. A portion of the options issued under the 2008 Plan vest based on a time period of up to four years and a portion vest based on achievement of pre-established performance targets in installments through 2012. It is the Company’s belief that the performance shares will vest over the installment period. Approximately 1.4 million stock options issued under the 2008 Plan vested in the year ended December 31, 2009.

A summary of stock option activity of the 2008 Plan follows (shares in thousands):

	Shares	Weighted average exercise price per share
Outstanding at February 14, 2008	—
Issued	6,083	$10.00
Forfeited	—	—

Outstanding at December 31, 2008	6,083	10.00
Granted	212	10.01
Exercised	—	—
Forfeited	(5)	10.00

Outstanding at December 31, 2009	6,290	10.00

Shares available for future stock option awards to employees under the 2008 Plan were 143,411 at December 31, 2009, after taking into consideration that 301,250 shares were sold in 2008 to Company employees at $10.00 per share.

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

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risk-free interest rates	2.12% - 3.9%
Expected life of options (in years)	7
Expected volatility	30% - 32%
Dividend yield	—

Predecessor plan

The Company also had 54,188 outstanding stock options under a Predecessor plan. Under the terms of the February 13, 2008 merger agreement, these options became fully vested and Parent converted these options to 138,849 fully vested stock options of Goodman Global, Inc.

Other

The following table summarizes information about stock options outstanding as of December 31, 2009 under the 2008 and Predecessor Plans:

	Options outstanding				Options exercisable
Exercise price per share	Number of options outstanding (in thousands)	Weighted average remaining contractual life	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)	Number of options exercisable	Weighted average remaining contractual life	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)

$2.07 to $10.01	6,429	8.2	$9.83	$3,667	1,659	8.2	$9.34	$1,759

The following table summarizes the Company’s non-vested stock option award activity since the inception of the 2008 Plan on the date of the 2008 Acquisition:

	Shares (in thousands)	Weighted average grant date fair value per share
Non-vested at February 14, 2008	—	$—
Granted	6,083	3.43
Vested	(90)	3.52
Forfeited	—	—
Non-vested at December 31, 2008	5,993	3.43
Granted	212	3.49
Vested	(1,430)	3.44
Forfeited	(5)	3.52

Non-vested at December 31, 2009	4,770	3.43

At December 31, 2009, there was $12.0 million of unrecognized compensation cost related to the Company’s stock options that are expected to be recognized over a weighted-average period of 2.5 years.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Defined benefit plans	Changes in fair value of derivatives	Foreign currency translation	Total
Predecessor
December 31, 2006	$(1,132)	$3,097	$1,122	$3,087
Net change through December 31, 2007	361	(5,339)	2,228	(2,750)

December 31, 2007	(771)	(2,242)	3,350	337
Net change through February 13, 2008	—	9,099	(41)	9,058

February 13, 2008	$(771)	$6,857	$3,309	$9,395

Successor
February 14, 2008	$—	$—	$—	$—
Net change through December 31, 2008	(4,851)	(41,736)	(5,482)	(52,069)

December 31, 2008	(4,851)	(41,736)	(5,482)	(52,069)
Net change through December 31, 2009	977	55,839	3,483	60,299

December 31, 2009	$(3,874)	$14,103	$(1,999)	$8,230

7. Significant balance sheet accounts

Inventories consist of the following (in thousands):

	Year ended December 31,
	2009	2008
Raw materials and parts	$22,005	$24,538
Finished goods	272,646	198,792

Total inventories	$294,651	$223,330

Property, plant, and equipment consist of the following (in thousands):

	Useful lives in years	Year ended December 31,
		2009	2008
Land	—	$14,417	$14,417
Buildings and improvements	10-39	49,588	48,863
Equipment	3-10	148,037	128,087
Construction-in-progress	—	11,467	11,575

Sub-total		223,509	202,942
Less: accumulated depreciation		(53,603)	(25,249)

Property, plant and equipment, net		$169,906	$177,693

Other accrued expenses consist of the following significant items (in thousands):

	Year ended December 31,
	2009	2008
Accrued rebates	$33,423	$22,390
Accrued payroll	27,595	11,689
Accrued self insurance reserves	12,558	11,170
Accrued interest	21,597	181
Derivative liability	1,138	52,836
Other	27,972	28,127

Total accrued expenses	$124,283	$126,393

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other long term liabilities consist of the following significant items (in thousands):

	Year ended December 31,
	2009	2008
Extended service contracts	$27,326	$21,652
Unrecognized tax benefits	53,624	43,155
Pension liability	8,185	9,278
Other	2,310	2,748

Total other long term liabilities	$91,445	$76,833

8. Income taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

			Predecessor
	December 31, 2009	February 14 to December 31, 2008	January 1 to February 13, 2008	December 31, 2007
Current expense (benefit):
U.S.
Federal	$39,592	$21,064	$(37,333)	$44,905
State	1,240	894	259	7,199

Total U.S.	40,832	21,958	(37,074)	52,104
Foreign	2,268	2,137	47	1,923

Total current	43,100	24,095	(37,027)	54,027

Deferred expense (benefit):
U.S.
Federal	10,426	(9,841)	11,082	5,591
State	5,344	1,339	(1,870)	559

Total U.S.	15,770	(8,502)	9,212	6,150
Foreign	—	—	—	—

Total deferred	15,770	(8,502)	9,212	6,150

Total provision for income taxes	$58,870	$15,593	$(27,815)	$60,177

A reconciliation between the provision for income taxes and income taxes computed by applying the U.S. statutory rate is as follows (in thousands):

			Predecessor
	December 31, 2009	February 14 to December 31, 2008	January 1 to February 13, 2008	December 31, 2007

Tax provision at statutory rate at 35%	$55,503	$14,660	$(32,850)	$56,545
Add (deduct):
State income taxes, net of federal taxes	6,150	1,920	(1,704)	5,238
Domestic production activities deduction	(2,572)	(1,270)	1,812	(2,546)
Uncertain tax positions	(51)	230	52	1,258
Tax credits	(220)	(250)	—	—
Other permanent differences	60	303	5,045	(488)
Changes in valuation allowance	—	—	(170)	170

Total provision for income taxes	$58,870	$15,593	$(27,815)	$60,177

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities were as follows (in thousands):

	Year ended December 31,
	2009	2008
Deferred tax assets:
Accrued liabilities	$46,978	$44,403
Stock options	3,718	1,761
Derivative instruments	—	26,181
Federal tax credits	4,501	2,484
Net operating loss carry forward	3,358	6,291
Other	5,136	4,337
Less: Valuation allowance	(3,358)	(3,358)

Total deferred tax asset	60,333	82,099
Deferred tax liabilities:
Identified intangible assets	(160,127)	(153,624)
Goodwill	(5,949)	(2,789)
Property, plant, and equipment	(27,376)	(27,321)
Derivative instruments	(8,771)	—

Total deferred tax liability	(202,223)	(183,734)

Net deferred tax liability	$(141,890)	$(101,635)

The Company adopted the provisions of FASB accounting standards on January 1, 2007 that, among other things, require companies to recognize the tax benefits of uncertain positions only when the position is “more likely than not” to be sustained assuming examination by tax authorities. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including accrued interest, is as follows (in thousands):

Balance at January 1, 2008	$30,113
Additions based on tax positions related to the current year	1,300
Additions related to tax positions of prior years	—
Accrued interest	53

Balance at February 13, 2008	31,466
Additions based on tax positions related to the current year:	9,584
Additions related to tax positions of prior years	1,253
Accrued interest	852

Balance at December 31, 2008	43,155
Additions based on tax positions related to the current year:	9,601
Additions related to tax positions of prior years	882
Accrued interest	1,764
Settlements	(1)
Lapse of statute of limitations	(1,777)

Balance at December 31, 2009	$53,624

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There is no material impact on the Company’s tax expense for the period. As of December 31, 2009, the Company has approximately $5.1 million of accrued interest related to uncertain tax positions.

As of December 31, 2009, approximately $4.4 million of unrecognized tax benefits (including interest) would affect the Company’s income tax expense and its effective income tax rate if recognized in future periods. While the amount of unrecognized tax benefits could change in the next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The tax years 2006, 2007 and 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently being audited by the Internal Revenue Service for the years ended December 31, 2006 and 2007 and the period January 1 to February 13, 2008.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company had a gross federal net operating loss carry forward of $8.7 million which expires beginning in 2014 through 2019. As of December 31, 2009, the Company has a valuation allowance of $3.3 million for entire net operating loss carry forward deferred tax asset that is subject to the Separate Return Limitation Year provision as a result of an earlier acquisition.

Based upon the reversal of deferred tax liabilities and projected future taxable income, the Company does not believe that a valuation allowance is warranted on the remaining deferred tax assets, as it is more likely than not that these deferred tax assets will be realized.

For the year ended December 31, 2009, for the Predecessor period January 1 to February 13, 2008 and for the Predecessor year ended December 31, 2007, the Company paid taxes of $33.4 million, $0.4 million and $49.0 million, respectively. For the period February 14 to December 31, 2008, the Company received a refund, net of taxes paid, of $35.1 million.

Deferred income taxes have not been provided for unremitted foreign earnings reinvested abroad. Currently, the Company does not expect these unremitted earnings to reverse and become taxable in the future. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. The Company’s foreign subsidiary has cumulative earnings of approximately $24.3 million for which no U.S. income taxes or foreign withholding taxes that may be applicable upon actual or deemed repatriation have been accrued based on the expectation that those funds are permanently reinvested in the Company’s operations in that country.

9. Related-party transactions

Kronos Inc. (Kronos), a portfolio company of H&F and its affiliates, provides certain software and related services for the Company’s time and attendance reporting. In 2009 and 2008, the Company paid Kronos $0.1 million and $0.1 million, respectively. As a part of the 2008 Acquisition, the Company paid $8.1 million to Hellman & Freidman LLC in reimbursement for third party transaction related expenses in 2008. Predecessor recorded certain related party transactions in 2007 that were associated with the Predecessor’s founder and former director, Mr. Harold Goodman and certain of his family members including the payment of $0.2 million for an operating lease. In the ordinary course of its business, Predecessor purchased grilles and other materials from AirGuide Corp. (AirGuide) of approximately $1.3 million during 2007. Mr. Goodman and his immediate family were beneficiaries of trusts that owned a combined interest of 18.75% in AirGuide. Mr. Goodman is no longer a director of the Company, and the Goodman family, either directly or through family trusts, owns no beneficial interest in Successor.

10. Employee benefit plans

401(k) plans

The Company sponsors two 401(k) savings plans for employees who have completed a requisite term of service, with one covering all nonunion employees of the Company and one covering union employees of the Company. Nonunion employees of the Company may defer up to 17% of their salaries and wages with the Company, at its discretion, matching 100% of amounts deferred, up to a maximum matching contribution of the lesser of 6% of the employee’s salary or $3,000. Union employees may defer up to 17% of their salaries and wages with the Company matching 50% of amounts deferred, up to a maximum matching contribution of 3% of the employee’s salary (up to a maximum matching contribution of 6% of the employee’s salary for employees hired on or after December 15, 2002). Employer-matching contributions for all plans were approximately $3.1 million, $3.9 million and $3.6 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Pension

The Company sponsors a defined benefit plan (the plan), which covers certain union employees who have both attained age 21 and completed one year of service. Effective December 14, 2002, the defined benefit plan was amended to freeze participation for all employees except those hired on or before December 14, 2002. As of December 31, 2009, the Company had 1,120 participants in the plan. Benefits are provided at stated amounts based on years of service, as defined by the plan. Benefits vest after completion of five years of service. The Company’s funding policy is to make contributions in amounts actuarially determined to fund the benefits to be provided.

On February 12, 2008, Goodman was purchased by Hellman & Friedman LLC. As a result, the plan was adjusted to recognize all unrecognized amounts.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of the plan is as follows for the years ended December 31 (in thousands):

	Pension benefits
	2009	2008	2007
Benefit payments:
Benefit obligation at beginning of year	$31,613	$30,690	$30,281
Service cost	649	651	712
Interest cost	1,966	1,834	1,730
Actuarial losses (gains)	3,007	(300)	(795)
Amendments	—	—	—
Benefit payments	(1,433)	(1,262)	(1,238)

Benefit obligation at end of year	$35,802	$31,613	$30,690

Change in plan assets:
Fair value of plan assets at beginning of year	$22,335	$27,979	$25,388
Actual return on plan assets	5,855	(6,293)	1,512
Employer contributions	860	1,912	2,317
Benefit payments	(1,433)	(1,263)	(1,238)

Fair value of plan assets at end of year	$27,617	$22,335	$27,979

Funded status of the plan	$(8,185)	$(9,278)	$(2,711)
Unrecognized amounts:
Net losses	6,299	7,888	440
Prior service costs	—	—	816

Net accrued benefit cost	$(1,886)	$(1,390)	$(1,455)

Components of net periodic benefit expense:
Service cost	$649	$651	$712
Interest cost	1,966	1,834	1,730
Expected return on plan assets	(1,764)	(2,288)	(2,142)
Amortization of net loss	505	—	—
Net amortization of prior service cost	—	9	76

Net periodic benefit expense	1,356	206	376
Purchase accounting charge	—	1,641	—

Total net periodic benefit expense	$1,356	$1,847	$376

Weighted-average assumptions as of December 31:
Discount rate (1)	5.88%	6.14%	6.00%

Expected long-term rate of return on plan assets (2)	8.00%	8.00%	8.25%

(1)	For the years ended December 31, 2009 and 2008, the Company used the equivalent single discount rate based on discounting expected retirement plan benefit cash flows using the Citigroup Pension Discount Curve. For the year ended December 31, 2007, the Company based the discount rate on comparing corporate bond rates at that time.
(2)	To develop the expected long-term rate of return on assets assumption, the Company considers the historical returns and the future expectations for returns for each asset category, as well as the target asset allocation of the pension portfolio and the effect of periodic rebalancing.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investment strategy for pension plan assets is to utilize a diversified blend of equity and fixed income portfolios to earn a long-term investment return that meets or exceeds the long-term actuarial expected rate of return on plan assets of 8%. Active investment management strategies are used to measure each investment portfolio’s returns and risk levels against applicable market indices. The weighted-average asset allocation for the Company’s pension plan assets are as follows:

	Actual allocation as of December 31,		Target allocation
	2008	2009	2010
Equities	44%	66%	65%
Fixed income	0	30	30
Cash equivalents	56	4	5

Total	100%	100%	100%

The Company anticipates making contributions to the plan during 2010 of $0.9 million. The Company expects its pension plan to pay benefits over the next five years and in the aggregate for the five years thereafter as follows (in thousands):

2010	$1,422
2011	1,491
2012	1,596
2013	1,715
2014	1,827
2015-2019	11,048

Actuarial gains and losses that are not recognized as net periodic pension cost in the same periods are recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost. Included in accumulated other comprehensive income at December 31, 2009 is additional unrecognized actuarial losses of $6.3 million ($3.9 million net of tax).

Risks and uncertainties

The Plan provides investments in various securities which, in general, are exposed to various risks, such as market volatility, interest rate and credit risks. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statements of net assets available for benefits. Plan contributions are made and the actuarial present value of accumulated plan benefits are reported based on certain assumptions pertaining to interest rates, inflation rates and employee demographics, all of which are subject to change. Due to uncertainties inherent in these estimates and assumptions there could be material differences to the financial statements in the near future.

11. Accounting for derivative instruments

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

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commodity Derivatives

The Company uses financial instruments to manage market risk from changes in commodity prices and selectively hedges anticipated transactions that are subject to commodity price exposure, primarily using commodity contracts relating to raw materials used in its production process. The Company has open positions for copper and aluminum in notional amounts of 5.4 million pounds and 67.3 million pounds, respectively, to fix the purchase price, and thereby substantially reduce the variability of its purchase price for these commodities. The swaps, which expire at various dates through 2011, have been designated as cash flow hedges.

For these qualifying cash flow hedges, changes in the fair market value of these hedge instruments are reported in accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Assuming commodity prices remain constant, $14.0 million ($8.6 million, net of tax) of derivative earnings are expected to be reclassified into earnings within the next twelve months. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense.

FASB accounting standards establish, among other things, the disclosure requirements for derivative instruments and for hedging activities. Certain qualitative disclosures are required about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit risk related contingent features in derivative agreements.

The following table discloses the fair value of the derivative instruments in the Company’s condensed consolidated balance sheets (in thousands):

	Asset derivatives			Liability derivatives
	Fair value as of December 31, 2009			Fair value as of December 31, 2009
	Balance sheet location	Fair value		Balance sheet location	Fair value
			Interest rate swaps	Other accrued expenses	$1,138
Commodity contracts	Other current assets	$15,777
Commodity contracts	Other long term assets	7,601

		$23,378			$1,138

Derivatives in cash flow hedging relationships	Amount of (gain) loss recognized in OCI on derivative (effective portion) as of December 31, 2009
Commodity contracts	$(14,103)

Location of (gain) loss reclassified from Accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from accumulated OCI into income (effective portion) for the year ended December 31, 2009	Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of (gain) loss recognized in income on derivative (ineffective portion and amount excluded from ineffectiveness testing) for the year ended December 31, 2009
Cost of goods sold	$46,228	Other (income) expense	$525

The following table discloses the effect of derivative instruments on the statements of income that are not designated as hedging instruments (in thousands):

Derivatives not designated as hedging instruments	Location of loss recognized in income on derivative	Amount of (income) loss recognized in income on derivative for year ended December 31, 2009
Interest rate swaps	Interest expense	$3,170

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingent Features

The Company’s derivative instruments contain provisions that require the counterparties’ debt to maintain an investment grade rating. If the rating of the debt were to fall below investment grade, it would be in violation of these provisions which would render the hedging relationship ineffective. The aggregate fair value of all derivative instruments with credit-risk related contingent features that are in an asset position on December 31, 2009 was $23.4 million. As of December 31, 2009, the counterparties were at or above an acceptable investment grade rating.

12. Contingent liabilities

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

Based on analyses of currently available information, it is probable that the proposed infrastructure and setup costs associated with the site will be approximately $0.5 million. The Company reserved approximately $0.5 million as of December 31, 2009, although it is possible that costs could exceed this amount by up to approximately $3.3 million. Costs of future expenditures are not discounted to their present value. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

The Company believes this contamination predated GDI Southeast’s involvement with the Fort Pierce facility and GDI Southeast’s operation at this location has not caused or contributed to the contamination. Accordingly, the Company is pursuing litigation against a former owner and a former lessee of the Fort Pierce facility in an attempt to recover its costs. At this time, the Company cannot estimate probable recoveries from this litigation.

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

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating leases

The Company leases vehicles, computer and office equipment, and office and warehouse facilities from various third parties that are accounted for as operating leases and have expiration dates through 2016.

Future minimum lease payments under operating leases as of December 31, 2009, are as follows (in thousands):

2010	$26,307
2011	20,349
2012	16,583
2013	12,836
2014	8,676
Thereafter	4,125

Total	$88,876

Rent expense on the operating leases was $30.6 million for the year ended December 31, 2009, $24.8 million for the period February 14 to December 31, 2008, $6.0 million for the period January 1 to February 13, 2008 (Predecessor) and $28.7 for the year ended December 31, 2007 (Predecessor).

13. Quarterly financial information (unaudited)

Unaudited quarterly information for the year ended December 31, 2009 and the periods January 1 to February 13, 2008 (Predecessor) and February 14, 2008 to December 31, 2008 is stated below (in thousands):

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales, net	$318,235	$583,763	$530,642	$418,546
Operating profit	10,113	114,750	99,435	51,475
Net income	(17,361)	61,125	43,026	14,988

	2008
	Predecessor		Successor
	January 1 to February 13, 2008	February 14 to March 31, 2008	Second Quarter	Third Quarter	Fourth Quarter
Sales, net	$147,137	$217,730	$588,355	$533,718	$390,426
Operating profit (1)	(38,028)	(6,154)	64,439	88,204	32,570
Net income (2)	(66,042)	(17,190)	17,279	30,290	(4,083)

(1)	The Company’s operating profit was negatively impacted by $24.0 million equally for the period February 14 to March 31, 2008 and the three month period ended June 30, 2008 due to the purchase accounting treatment of the step up in basis in inventory as a result of the 2008 Acquisition. The Company’s operating profit was also negatively impacted by $42.9 million in transaction related expenses for the period January 1 to February 13, 2008 as a result of the 2008 Acquisition.
(2)	The Company’s net income was negatively impacted by $57.1 million for the period January 1 to February 13, 2008, relating to the 2008 Acquisition and the write off of deferred financing costs and the prepayment penalty associated with the extinguishment of the Predecessor’s outstanding debt and negatively impacted by $14.8 million equally for the period February 14 to March 31, 2008 and the three month period ended June 30, 2008 due to the purchase accounting treatment of the step up in basis in inventory as a result of the 2008 Acquisition. The Company’s net income was positively impacted during the three month period ended June 30, 2009 by a $16.6 million gain related to the related to the repurchase of $76.0 million aggregate face value senior subordinated notes.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed consolidating financial information

As discussed in Note 3, all of the existing U.S. subsidiaries of the Company (other than AsureCare Corp. and Goodman Global Finance (Delaware) LLC) and all future restricted U.S. subsidiaries of the Company guarantee the Company’s debt obligations. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. The following information presents the condensed consolidating balance sheets as of December 31, 2009 and 2008, the condensed consolidating statements of operations for the three years ended December 31, 2009 and the condensed consolidating cash flows for the three years ended December 31, 2009 of (a) the “Guarantors”, Goodman Global, Inc., and all of the existing U.S. subsidiaries of the Company (other than AsureCare Corp. and Goodman Global Finance (Delaware) LLC), (b) the “Non-Guarantors”, AsureCare Corp., Goodman Global Finance (Delaware) LLC and Goodman Canada, L.L.C., and includes eliminating entries and the Company on a consolidated basis. Intercompany transactions are reflected in financing activities in the condensed consolidating statements of cash flows. For comparability purposes, the Predecessor period of January 1 to February 13, 2008 and the Successor period from February 14 to December 31, 2008 were combined for this presentation. (All amounts are in thousands).

Condensed consolidating balance sheet

	December 31, 2009
	Guarantors	Non-guarantors	Consolidating entries	Consolidated
Current assets	$559,989	$32,193	$—	$592,182
Property, plant and equipment	169,776	130	—	169,906
Goodwill	1,399,536	—	—	1,399,536
Identifiable intangibles	782,223	—	—	782,223
Other assets	36,118	—	(442)	35,676
Investment in affiliates	26,767	—	(26,767)	—

Total assets	$2,974,409	$32,323	$(27,209)	$2,979,523

Current liabilities	$251,287	$5,267	$—	$256,554
Intercompany payable (receivable)	887	(887)	—	—
Long-term debt, less current portion	1,160,790	—	—	1,160,790
Long-term liabilities	245,485	1,176	—	246,661
Shareholders’ equity	1,315,960	26,767	(27,209)	1,315,518

Total liabilities and shareholders’ equity	$2,974,409	$32,323	$(27,209)	$2,979,523

	December 31, 2008
	Guarantors	Non-guarantors	Consolidating entries	Consolidated
Current assets	$625,610	$34,373	$—	$659,983
Property, plant and equipment	177,527	166	—	177,693
Goodwill	1,399,536	—	—	1,399,536
Identifiable intangibles	802,265	—	—	802,265
Other assets	36,710	—	(442)	36,268
Investment in affiliates	17,283	—	(17,283)	—

Total assets	$3,058,931	$34,539	$(17,725)	$3,075,745

Current liabilities	$219,990	$3,750	$—	$223,740
Intercompany payable (receivable)	(11,941)	11,941	—	—
Long-term debt, less current portion	1,347,526	—	—	1,347,526
Long-term liabilities	240,617	1,565	—	242,182
Shareholders’ equity	1,262,739	17,283	(17,725)	1,262,297

Total liabilities and shareholders’ equity	$3,058,931	$34,539	$(17,725)	$3,075,745

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed consolidating statement of operations

	Successor For Year Ended December 31, 2009
	Guarantors	Non-guarantors	Eliminations	Consolidated
Sales, net	$1,773,140	$80,041	$(1,995)	$1,851,186
Cost of goods sold	1,223,964	68,778	(1,995)	1,290,747

Gross profit	549,176	11,263	—	560,439
Selling, general and administrative expenses	229,228	7,003	—	236,231
Acquisition-related expenses	—	—	—	—
Depreciation and amortization	48,352	83	—	48,435

Operating profit	271,596	4,177	—	275,773
Interest expense, net	134,841	(74)	—	134,767
Other (income) expense, net	(17,934)	(1,708)	—	(19,642)
Equity in earnings of affiliates	(3,960)		3,960	—

Earnings before income taxes	158,649	5,959	(3,960)	160,648
Income tax provision	56,871	1,999	—	58,870

Net income (loss)	$101,778	$3,960	$(3,960)	$101,778

	Successor For year ended December 31, 2008
	Guarantors	Non-guarantors	Eliminations	Consolidated
Sales, net	$1,810,101	$68,739	$(1,474)	$1,877,366
Cost of goods sold	1,379,908	56,393	(1,474)	1,434,827

Gross profit	430,193	12,346	—	442,539
Selling, general and administrative expenses	203,822	5,999	—	209,821
Acquisition-related expenses	42,939	—	—	42,939

Depreciation and amortization	48,666	82	—	48,748
Operating profit	134,766	6,265	—	141,031
Interest expense, net	191,537	255	—	191,792
Other (income) expense, net	(425)	1,632	—	1,207
Equity in earnings of affiliates	(2,872)		2,872	—

Earnings before income taxes	(53,474)	4,378	(2,872)	(51,968)
Income tax provision	(13,728)	1,506	—	(12,222)

Net income (loss)	$(39,746)	$2,872	$(2,872)	$(39,746)

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed consolidating statement of operations (continued)

	Predecessor For Year Ended December 31, 2007
	Guarantors	Non-guarantors	Eliminations	Consolidated
Sales, net	$1,873,342	$63,549	$(1,201)	$1,935,690
Cost of goods sold	1,412,154	51,823	(1,201)	1,462,776

Gross profit	461,188	11,726	—	472,914
Selling, general and administrative expenses	204,159	6,454	—	210,613
Depreciation and amortization	35,074	45	—	35,119

Operating profit	221,955	5,227	—	227,182
Interest expense, net	68,511	(133)	—	68,378
Other (income) expense, net	(2,752)	—	—	(2,752)
Equity in earnings of affiliates	(3,464)	—	3,464	—

Earnings before income taxes	159,660	5,360	(3,464)	161,556
Income tax provision	58,281	1,896	—	60,177

Net income (loss)	$101,379	$3,464	$(3,464)	$101,379

Condensed consolidating statement of cash flows

	Successor For year ended December 31, 2009
	Guarantors	Non-guarantors	Consolidated
Net cash provided by (used for):
Operating Activities	$207,690	$15	$207,705
Investing Activities	(20,173)	(27)	(20,200)
Financing Activities	(279,116)	(12,828)	(291,944)

Net increase (decrease) in cash	(91,599)	(12,840)	(104,439)
Cash at beginning of period	129,170	14,948	144,118

Cash at end of period	$37,571	$2,108	$39,679

	Successor For year ended December 31, 2008
	Guarantors	Non-guarantors	Consolidated
Net cash provided by (used for):
Operating Activities	$147,601	$(6,231)	$141,370
Investing Activities	(1,967,060)	(9)	(1,967,069)
Financing Activities	1,931,526	19,336	1,950,862

Net increase (decrease) in cash	112,067	13,096	125,163
Cash at beginning of period	17,103	1,852	18,955

Cash at end of period	$129,170	$14,948	$144,118

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed consolidating statement of cash flows (continued)

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

15. Subsequent Events

The Company has evaluated subsequent events through the time of this filing which represents the date the financial statements are issued.