Form 10-Q
period 2010-03-31
Goodman Global Inc
filed 2010-05-07
CIK 1314655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2010, there were ten (10) shares outstanding of Goodman Global, Inc.’s common stock, par value $0.01 per share.

GOODMAN GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

Part I. Financial Information

Item 1.	Financial Statements

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$53,535	$39,679
Restricted cash	2,700	2,700
Accounts receivable, net of allowance for doubtful accounts ($3.4 million at March 31, 2010 and $4.4 million at December 31, 2009)	199,914	207,870
Inventories	291,366	294,651
Deferred tax assets	10,918	13,326
Other current assets	41,355	33,956

Total current assets	599,788	592,182
Property, plant, and equipment, net	166,671	169,906
Goodwill	1,399,536	1,399,536
Identifiable intangibles	777,213	782,223
Deferred financing costs	25,757	27,968
Other assets	6,613	7,708

Total assets	$2,975,578	$2,979,523

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$104,930	$95,038
Accrued warranty expenses	36,296	37,233
Other accrued expenses	90,596	124,283

Total current liabilities	231,822	256,554
Long-term debt	1,162,388	1,160,790
Deferred tax liabilities	155,271	155,216
Other long-term liabilities	95,332	91,445
Common stock, par value of $.01, 1,000 shares authorized, 10 shares issued and outstanding as of March 31, 2010 and as of December 31, 2009	—	—
Accumulated other comprehensive income	11,183	8,230
Additional paid-in capital	1,295,512	1,294,214
Retained earnings	24,070	13,074

Total shareholders’ equity	1,330,765	1,315,518

Total liabilities and shareholders’ equity	$2,975,578	$2,979,523

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited, in thousands)

Sales, net	$388,781	$318,235
Costs and expenses:
Cost of goods sold	271,860	245,750
Selling, general, and administrative expenses	56,148	50,004
Depreciation expense	6,960	7,358
Amortization expense	5,010	5,010

Operating profit	48,803	10,113
Interest expense, net	31,224	38,126
Other (income) expense, net	(164)	439

Income (loss) before taxes	17,743	(28,452)
Income tax expense (benefit)	6,747	(11,091)

Net income (loss)	$10,996	$(17,361)

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(unaudited, in thousands)

Balance at December 31, 2009	$—	$1,294,214	$13,074	$8,230	$1,315,518
Net income	—	—	10,996	—	10,996
Foreign currency translation	—	—	—	842	842
Change in fair value of derivatives, net of tax	—	—	—	2,111	2,111

Comprehensive income	—	—	—	—	13,949
Stock compensation amortization	—	1,298	—	—	1,298

Balance at March 31, 2010	$—	$1,295,512	$24,070	$11,183	$1,330,765

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited, in thousands)

Operating activities
Net income (loss)	$10,996	$(17,361)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,960	7,358
Amortization	5,010	5,010
Provision for doubtful accounts	2,394	1,429
Deferred tax provision	3,733	2,966
Gain on disposal of assets	(94)	(131)
Compensation expense related to stock options	1,298	1,248
Amortization of deferred financing costs	2,211	2,343
Amortization of original issue discount	1,598	1,776
Changes in operating assets and liabilities:
Accounts receivable	5,562	25,751
Inventories	3,285	(48,343)
Other assets	(6,270)	(14,366)
Accounts payable and accrued expenses	(18,615)	7,449

Net cash provided by (used in) operating activities	18,068	(24,871)

Investing activities
Purchases of property, plant, and equipment	(4,212)	(6,123)
Proceeds from the sale of property, plant, and equipment	—	3

Net cash used in investing activities	(4,212)	(6,120)

Financing activities	—	—

Net increase (decrease) in cash	13,856	(30,991)

Cash at beginning of period	39,679	144,118

Cash at end of period	$53,535	$113,127

Supplementary disclosures of cash flow information:
Cash paid for interest and fees	$41,399	$24,586

Cash paid for income taxes, net of refunds	$9,546	$1,935

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2010 and 2009

(Unaudited)

1. Basis of Presentation

Basis of Consolidation

The accompanying unaudited consolidated condensed financial statements of Goodman Global, Inc. (the Company), have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. These consolidated condensed financial statements should be read in conjunction with the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 12, 2010.

The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for a full year. Although there is demand for the Company’s products throughout the year, in each of the past three years approximately 58% to 60% of total sales occurred in the second and third quarters of the fiscal year. The Company’s peak production also typically occurs in the second and third quarters of each year.

The Company follows Financial Accounting Standards Board (FASB) accounting standards in the evaluation of its reporting requirements related to business segments. As the Company’s consolidated financial information is reviewed by the chief decision makers and the business is managed under one operating and marketing strategy, the Company operates under one reportable segment. Long-lived assets outside the United States have not been significant.

The Company is an indirect subsidiary of Goodman Global Group, Inc. (Parent), a Delaware corporation formed in October 2007 by affiliates of Hellman & Friedman LLC.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued new guidance requiring more bifurcation of embedded credit derivatives. The new guidance requires investors in synthetic collateralized debt obligations to bifurcate the embedded credit derivative features related to the written credit default swap and account for the credit derivative at fair value or alternatively elect the fair value option for the hybrid instrument. The changes are effective for interim or annual periods after June 10, 2010. The Company does not anticipate that adoption of this pronouncement will have a material impact on its financial statements.

The FASB has issued new revenue recognition guidance for multiple-deliverable arrangements which amends previously issued guidance to permit multiple-deliverable arrangements to be separated in more circumstances. The amendments establish a hierarchy for determining the selling price of a deliverable and replace the term fair value in the revenue allocation with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of the marketplace participant. The amendments also eliminate the residual method of allocation and require that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The changes are effective for annual periods after June 10, 2010. The Company does not anticipate that adoption of this pronouncement will have a material impact on its financial statements.

2. Significant Accounting Policies and Balance Sheet Accounts

The Company’s critical accounting policies are included in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed on March 12, 2010. The Company believes that there have been no significant changes during the three months ended March 31, 2010 to the critical accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Restricted Cash and Cash Equivalents

At March 31, 2010 and December 31, 2009, the restricted cash pertains to the Company’s extended warranty program and is invested in United States treasury notes and bills.

Allowance for Doubtful Accounts

A roll forward of receivable reserves consists of the following (in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009
At the beginning of the period	$4,386	$3,900
Current period accruals	2,394	1,429
Current period uses	(3,393)	(1,193)

At the end of the period	$3,387	$4,136

Inventories

Inventory costs include material, labor, transportation costs and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials and parts	$20,309	$22,005
Finished goods	271,057	272,646

Total inventories	$291,366	$294,651

A roll forward of inventory reserves consists of the following (in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009
At the beginning of the period	$5,414	$4,319
Current period accruals	1,263	505
Current period uses	(1,767)	(210)

At the end of the period	$4,910	$4,614

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

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

Property, plant and equipment consist of the following (in thousands):

	Useful lives in years	March 31, 2010	December 31, 2009
Land	—	$14,417	$14,417
Buildings and improvements	10-39	49,643	49,588
Equipment	3-10	152,518	148,037
Construction-in-progress	—	9,361	11,467

		225,939	223,509
Less: Accumulated depreciation		(59,268)	(53,603)

Total property, plant and equipment, net		$166,671	$169,906

Deferred Financing Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the period the related debt is anticipated to be outstanding.

Goodwill

Goodwill is the excess of the cost of an acquired company over the amounts assigned to assets acquired and liabilities assumed. Goodwill and other indefinite-lived intangibles are not amortized but are tested for impairment annually or more frequently if an event occurs or circumstances change that would indicate the carrying amount could be impaired. Impairment testing for goodwill is done at the reporting unit level, which the Company has concluded is on a consolidated basis as the Company has only one reporting unit. An impairment charge generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit. The Company estimates fair value using standard business valuation techniques such as discounted cash flows, industry participant information and reference to comparable business transactions. The discounted cash flow fair value estimates are based on the Company’s projected future cash flows and the estimated weighted-average cost of capital of market participants. Management assumptions about expected future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital. The Company performed its annual test as of October 1, 2009 and determined that no impairment exists. As of March 31, 2010, there were no indicators noted that would require the Company to re-evaluate its annual impairment test.

Identifiable Intangible Assets

The values assigned to amortizable intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount would be charged to amortization expense. Future operating results and residual values could therefore reasonably differ from our current estimates and could require a provision for impairment in a future period. Indefinite lived intangible assets are reviewed in accordance with FASB accounting standards by comparison of the fair market value with its carrying amount. The Company performed its annual test as of October 1, 2009 and determined that no impairment exists. As of March 31, 2010, there were no indicators noted that would require the Company to re-evaluate its annual impairment test.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

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

Useful lives in years
Customer relationships	40
Trade names – Amana	15
Trade names – other	Indefinite
Technology	10

Identifiable intangible assets as of March 31, 2010 consist of the following (in thousands):

	Gross	Accumulated amortization	Net
Intangible assets subject to amortization:
Customer relationships	$535,000	$(28,554)	$506,446
Trade names—Amana	40,000	(5,693)	34,307
Technology	40,000	(8,540)	31,460

Total intangible assets subject to amortization	615,000	(42,787)	572,213
Total indefinite-lived trade names	205,000	—	205,000

Total identifiable intangible assets	$820,000	$(42,787)	$777,213

The amortization related to the amortizable intangibles assets in the aggregate will be approximately $20.0 million per year over the next five years.

Accrued Warranty

A roll forward of the liabilities for warranties consists of the following (in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009
At the beginning of the period	$37,233	$37,683
Current period accruals	5,418	7,876
Current period uses	(6,355)	(9,208)

At the end of the period	$36,296	$36,351

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Other Accrued Expenses

Other accrued expenses consist of the following significant items (in thousands):

	March 31, 2010	December 31, 2009
Accrued rebates	$20,851	$33,423
Accrued payroll	9,623	27,595
Accrued self insurance reserves	12,305	12,558
Customer deposits	9,951	1,302
Accrued interest	7,288	21,597
Derivative liability	1,693	1,138
Accrued taxes	7,427	8,292
Other	21,458	18,378

Total accrued expenses	$90,596	$124,283

3. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Senior subordinated notes	$423,962	$423,962
Term loan credit agreement	754,000	754,000
Revolving credit agreement	—	—
Original issue discount	(15,574)	(17,172)

Total long-term debt, net of original issue discount	1,162,388	1,160,790
Current portion of long-term debt	—	—

Long-term debt	$1,162,388	$1,160,790

Senior subordinated notes

In February 2008, the Company issued and sold $500.0 million of 13.50%/14.00% senior subordinated notes due 2016. The senior subordinated notes bear interest at a rate of 13.50% per annum, provided that the Company may, at its option, elect to pay interest in any interest period at a rate of 14.00%, per annum, in which case up to 3.0% per annum may be paid by issuing additional notes. The senior subordinated notes are wholly and unconditionally guaranteed by each subsidiary guarantor.

Term loan credit agreement/revolving credit agreement

In February 2008, the Company entered into an $800.0 million term loan credit agreement due 2014 and a $300.0 million revolving credit agreement due 2013. The term loan credit agreement has an interest rate of Prime or the per annum London Interbank Offered Rate (LIBOR), with a minimum of 3.25% plus applicable margin, based on certain leverage ratios, which was 3.0% and totaled 6.25% as of March 31, 2010. The revolving credit agreement has an interest rate of Prime or LIBOR, plus applicable margin, which was 1.0% and totaled 4.25% as of March 31, 2010.

The Company has previously made payments on its term loan credit agreement to satisfy its obligations through December 31, 2013 and in April 2010 the Company elected to make an additional $7.1 million payment to further reduce its outstanding obligation. The outstanding balance is due at maturity in February 2014.

The Company had availability under the revolving credit agreement of $211.4 million at March 31, 2010 after taking into consideration outstanding commercial and standby letters of credit issued under the credit facility, which totaled $33.5 million as of March 31, 2010.

Original issue discount

The term loan credit agreement included an original issue discount of $32.0 million. It is being amortized to interest expense using the effective interest method over the period the debt is anticipated to be outstanding through maturity. As of March 31, 2010, the unamortized balance of the original issue discount was $15.6 million.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Deferred financing costs

The Company incurred $45.7 million in loan origination fees and direct loan origination costs related to issuance of the senior subordinated notes and the term loan and revolving credit agreement. In December 2009, the Company paid a fee of $3.0 million to the holders of the term loan and revolving credit agreement to obtain amendments to permit a one-time dividend payable to its stockholder. As of March 31, 2010, the Company had $25.8 million in unamortized deferred financing costs which is being amortized to interest expense using the effective interest method over the period that the debt is anticipated to be outstanding.

Other

Future maturities of long-term debt by year at March 31, 2010 are as follows (in thousands):

2010	$—
2011	—
2012	—
2013	—
2014	754,000
Thereafter	423,962

Under the term loan credit agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. In addition, under its revolving credit agreement, the Company is required to satisfy and maintain, in certain circumstances, a minimum fixed charge coverage ratio. As of March 31, 2010, the Company was in compliance with all of the covenants under its senior term loan credit agreement, revolving credit agreement and senior subordinated notes.

All of the existing U.S. subsidiaries of the Company (other than AsureCare Corp., a Florida corporation and Goodman Global Finance (Delaware) LLC, a Delaware limited liability company) and all future restricted U.S. subsidiaries of the Company guarantee its debt obligations. In addition, Chill Intermediate Holdings, Inc. guarantees the Company’s debt obligations under the term loan and revolving credit agreements. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan. The Company’s and the non-guarantor subsidiaries’ independent assets, revenues, income before taxes, and operating cash flows in total are more than 3% of the consolidated total. As such, separate financial statements of the guarantors are included herein in Note 10 condensed consolidating financial information.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

4. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB accounting standards also provide a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the Company’s creditworthiness when valuing certain liabilities. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Company had no transfers of amounts between the levels of the fair value hierarchy during the three months ended March 31, 2010.

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

	Fair value measurements on a recurring basis
	(In thousands)
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)	Total
Restricted cash	$2,700	$—		$—	$2,700
Derivatives, net	—	20,679	(1)	—	20,679

(1)	Based upon counterparty statements at March 31, 2010 where the indicative valuation was determined either (a) by means of a mathematical model that calculated the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions or (b) by means of pricing indications from one or more other dealers as selected by the counterparty.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Other Fair Value Measurements

Long-term debt

In order to determine the fair value of its debt instruments as of March 31, 2010, the Company considered valuation techniques that included the market, income and liquidation approaches in the analysis of its interest bearing debt. The Company elected to determine the fair value of each tranche of interest bearing debt using the income approach. The fair values presented are estimates and are not necessarily indicative of amounts for which the Company could settle such instruments currently or indicative of its intent or ability to dispose of or liquidate them. The Company estimates the fair value of its interest bearing debt as follows (in thousands):

	Par value as of March 31, 2010	Range of fair value at March 31, 2010
Interest bearing security		Low	High

Senior subordinated notes	$423,962	$464,533	$482,790
Term loan	754,000	753,828	778,567

5. Stock Compensation Plans

On February 13, 2008, the Board of Directors of the Parent adopted the 2008 Chill Holdings, Inc. Stock Incentive Plan (2008 Plan). The 2008 Plan is a comprehensive incentive compensation plan that permits grants of equity-based compensation awards in the form of stock options (either incentive stock options or non-qualified stock options) or other stock-based awards, including restricted stock purchase awards, restricted stock units and stock appreciation rights.

FASB accounting standards require that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model. The exercise price for options granted are based on contemporaneous appraisals of the Company’s common stock. The Company estimates the fair value of common stock using standard business valuation techniques such as discounted cash flows, industry participant information and reference to comparable business transactions. The discounted cash flow fair value estimates are based on our projected future cash flows and the estimated weighted-average cost of capital of market participants. Management assumptions about expected future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratios of total debt and equity capital.

The Company uses the modified prospective method of application, which requires it to recognize compensation cost on a prospective basis. The Company recognizes compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. Excess tax benefits related to stock option exercises are reflected as financing cash flows.

During the first quarter of 2010, the Company granted 212,000 options with an exercise price of $10.40 per share to certain non-executive employees, which price was determined by Parent’s board of directors as fair value of its common stock as of the grant date. Subsequent to the grant date, the Company re-evaluated the assumptions used in determining the fair value of such options and determined that on the date of such option grant the fair value of the common stock was $16.10 per share and, as a result, will record total compensation expense of $1.9 million over the four year vesting period of such options.

The Company recognized compensation expense of $1.3 million ($0.8 million net of tax) and $1.2 million ($0.8 million net of tax), respectively, during the three months ended March 31, 2010 and March 31, 2009. The Company includes this expense in selling, general and administrative in the accompanying statement of income.

6. Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Defined benefit plans	Change in fair value of derivatives	Foreign currency translation	Total
December 31, 2009	$(3,874)	$14,103	$(1,999)	$8,230
Net change through March 31, 2010	—	2,111	842	2,953

March 31, 2010	$(3,874)	$16,214	$(1,157)	$11,183

7. Derivatives

The Company uses derivative instruments to manage risks related to interest rates, contracted transportation and the purchases of certain commodities. The Company evaluates each derivative instrument to determine whether it qualifies for hedge accounting treatment.

Interest Rate Risks

Certain of the Company’s long-term obligations are subject to interest rate risks. To reduce the risk associated with fluctuations in the interest rate of our floating rate debt: (1) in May 2008, the Company entered into a two-year interest rate cap with a notional amount of $150.0 million that matures in May 2010; (2) in March 2009, the Company entered into an interest rate swap with a notional amount of $200.0 million that matured in March 2010; and (3) in March 2009, the Company entered into an interest rate swap with a notional amount of $300.0 million that matures in March 2011. The Company elected not to designate the interest rate derivatives as cash flow hedges. Therefore, gains and losses from changes in the fair values of derivatives that are not designated as hedges are recognized in interest expense, net.

Fuel Surcharge Risks

As a part of its risk management strategy, the Company purchased a commodity contract for diesel in order to manage its exposure related to contracted transportation. Prices for diesel are normally correlated to transportation costs where third party

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

haulers assess a fuel surcharge when diesel prices increase thus making derivatives of diesel effective at providing short-term protection against adverse price fluctuations. The Company elected not to designate the diesel derivatives as cash flow hedges. Therefore, gains and losses from changes in the fair values of derivatives that are not designated as hedges are recognized in other (income) expense.

Commodity Derivatives

The Company uses financial instruments to manage market risk from changes in commodity prices and selectively hedges anticipated transactions that are subject to commodity price exposure, primarily using commodity contracts relating to raw materials used in its production process. The Company has open positions for copper and aluminum in notional amounts of 18.2 million pounds and 56.8 million pounds, respectively, to fix the purchase price, and thereby substantially reduce the variability of its purchase price for these commodities. The swaps, which expire at various dates through 2011, have been designated as cash flow hedges.

For these qualifying cash flow hedges, changes in the fair market value of these hedge instruments are reported in accumulated other comprehensive income (OCI) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Assuming commodity prices remain constant, $17.8 million of derivative gains are expected to be reclassified into earnings within the next twelve months. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense.

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

The following table discloses the fair value of the derivative instruments in the Company’s condensed consolidated balance sheets (in thousands):

	Asset derivatives
		Fair value as of
	Balance sheet location	March 31, 2010	December 31, 2009
Commodity contracts – raw materials	Other current assets	$15,758	$15,777
Commodity contracts – raw materials	Other long term assets	6,614	7,601

		$22,372	$23,378

	Liability derivatives
		Fair value as of
	Balance sheet location	March 31, 2010	December 31, 2009
Interest rate swaps	Other accrued expenses	$1,646	$1,138
Commodity contracts - diesel	Other accrued expenses	47	—

		$1,693	$1,138

Derivatives in cash flow hedging relationships	Amount of (gain) loss recognized in OCI on derivative (effective portion) as of
	March 31, 2010	December 31, 2009
Commodity contracts	$(16,214)	$(14,103)

Location of (gain) loss reclassified from Accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from accumulated OCI into income (effective portion) for the three months ended		Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of (gain) loss recognized in income on derivative (ineffective portion and amount excluded from ineffectiveness testing) for the three months ended
	March 31, 2010	March 31, 2009		March 31, 2010	March 31, 2009
Cost of goods sold	$(3,739)	$14,450	Other (income) expense	$(115)	$932

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

The following table discloses the effect of derivative instruments on the statements of income that are not designated as hedging instruments (in thousands):

Derivatives not designated as hedging instruments	Location of loss recognized in income on derivative	Amount of loss recognized in income on derivative for the three months ended
		March 31, 2010	March 31, 2009
Commodity contracts - diesel	Other expense	$47	$—
Interest rate swaps	Interest expense, net	1,173	1,504

		$1,220	$1,504

Contingent Features

The Company’s derivative instruments contain provisions that require the counterparties’ debt to maintain an investment grade rating. If the rating of the debt were to fall below investment grade, it would be in violation of these provisions which would render the hedging relationship ineffective. The aggregate fair value of all derivative instruments with credit-risk related contingent features that are in an asset position on March 31, 2010 was $22.4 million. As of March 31, 2010, the counterparties were at or above an acceptable investment grade rating.

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

The Company made a contribution to the plan during the first quarter of 2010 of $0.2 million. The Company will make contributions to the plan during the remainder of 2010 of approximately $0.7 million.

The components of net periodic benefit cost recognized during interim periods are as follows (in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009
Service cost	$173	$160
Interest cost	533	481
Expected return on plan assets	(549)	(441)
Amortization of prior service cost	—	—
Amortization of net loss	81	100

Net periodic benefit cost	$238	$300

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

Pursuant to a March 15, 2001 Consent Order (the Consent Order) with the Florida Department of Environmental Protection (FDEP), the Company’s subsidiary, Goodman Distribution Southeast, Inc. (GDI Southeast) (formerly Pioneer Metals Inc.) is continuing to investigate and pursue, under FDEP oversight, the delineation of groundwater contamination at and around the GDI Southeast facility in Fort Pierce, Florida. Remediation has not begun. The contamination was discovered through environmental assessments conducted in connection with a Company subsidiary’s acquisition of the Fort Pierce facility in 2000 and was reported to FDEP, giving rise to the Consent Order.

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

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

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

On March 31, 2010, GDI Southeast merged with and into the Company’s subsidiary Goodman Distribution, Inc., with Goodman Distribution, Inc. being the surviving entity and assuming the liabilities and obligations of GDI Southeast, including its obligations under the Consent Order.

In April 2010, the Company received two Notices of Proposed Adjustment from the Department of Treasury – Internal Revenue Service covering its consolidated return for the period January 1 through February 13, 2008. The proposed adjustments disallow as non-recoverable costs deductions for certain expenses related to the 2008 Acquisition and would increase income taxes by approximately $11.5 million plus interest, which would be recorded as a charge to income tax expense. We believe that the deductions were appropriate and are in discussion with the IRS regarding this matter. At this time, the IRS has not concluded its review of Goodman Global, Inc.’s consolidated returns for the years ended December 31, 2006 and 2007 and the period January 1 to February 13, 2008.

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

Three Months Ended March 31, 2010 and 2009

(Unaudited)

10. Condensed consolidating financial information

As discussed in Note 3, all of the existing U.S. subsidiaries of the Company (other than AsureCare Corp. and Goodman Global Finance (Delaware) LLC) and all future restricted U.S. subsidiaries of the Company guarantee the Company’s debt obligations. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. The following information presents the condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, the condensed consolidating statements of operations for the three months ended March 31, 2010 and March 31, 2009 and the condensed consolidating cash flows for the three months ended March 31, 2010 and March 31, 2009 of (a) the “Guarantors”, Goodman Global, Inc., and all of the existing U.S. subsidiaries of the Company (other than AsureCare Corp. and Goodman Global Finance (Delaware) LLC), (b) the “Non-Guarantors”, AsureCare Corp., Goodman Global Finance (Delaware) LLC and Goodman Canada, L.L.C., and includes eliminating entries and the Company on a consolidated basis. Intercompany transactions are reflected in financing activities in the condensed consolidating statements of cash flows.

Condensed Consolidating Balance Sheet

	March 31, 2010
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Current assets	$572,241	$27,547	$—	$599,788
Property, plant and equipment	166,502	169	—	166,671
Goodwill	1,399,536	—	—	1,399,536
Identifiable intangibles	777,213	—	—	777,213
Other assets	32,812	—	(442)	32,370
Investment in affiliates	29,162	—	(29,162)	—

Total assets	$2,977,466	$27,716	$(29,604)	$2,975,578

Current liabilities	$230,281	$1,541	$—	$231,822
Intercompany payable (receivable)	4,278	(4,278)	—	—
Long-term debt, less current portion	1,162,388	—	—	1,162,388
Long-term liabilities	249,312	1,291	—	250,603
Shareholders’ equity	1,331,207	29,162	(29,604)	1,330,765

Total liabilities and shareholders’ equity	$2,977,466	$27,716	$(29,604)	$2,975,578

	December 31, 2009
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Current assets	$559,989	$32,193	$—	$592,182
Property, plant and equipment	169,776	130	—	169,906
Goodwill	1,399,536	—	—	1,399,536
Identifiable intangibles	782,223	—	—	782,223
Other assets	36,118	—	(442)	35,676
Investment in affiliates	26,767	—	(26,767)	—

Total assets	$2,974,409	$32,323	$(27,209)	$2,979,523

Current liabilities	$251,287	$5,267	$—	$256,554
Intercompany payable (receivable)	887	(887)	—	—
Long-term debt, less current portion	1,160,790	—	—	1,160,790
Long-term liabilities	245,485	1,176	—	246,661
Shareholders’ equity	1,315,960	26,767	(27,209)	1,315,518

Total liabilities and shareholders’ equity	$2,974,409	$32,323	$(27,209)	$2,979,523

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2010
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Sales, net	$371,943	$17,438	$(600)	$388,781
Cost of goods sold	257,705	14,755	(600)	271,860
Selling, general and administrative expenses	54,442	1,706	—	56,148
Depreciation and amortization	11,953	17	—	11,970

Operating profit	47,843	960	—	48,803
Interest (income) expense, net	31,252	(28)	—	31,224
Other (income) expense, net	(383)	219	—	(164)
Equity in earnings of affiliates	(161)	—	161	—

Earnings before income taxes	17,135	769	(161)	17,743
Income tax expense (benefit)	6,139	608	—	6,747

Net income (loss)	$10,996	$161	$(161)	$10,996

	Three months ended March 31, 2009
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Sales, net	$309,791	$8,851	$(407)	$318,235
Cost of goods sold	238,392	7,765	(407)	245,750
Selling, general and administrative expenses	48,689	1,315	—	50,004
Depreciation and amortization	12,349	19	—	12,368

Operating profit	10,361	(248)	—	10,113
Interest (income) expense, net	38,186	(60)	—	38,126
Other (income) expense, net	572	(133)	—	439
Equity in earnings of affiliates	55	—	(55)	—

Earnings before income taxes	(28,452)	(55)	55	(28,452)
Income tax expense (benefit)	(11,091)	—	—	(11,091)

Net income (loss)	$(17,361)	$(55)	$55	$(17,361)

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2010
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Net cash provided by (used in):
Operating Activities	$18,837	$(769)	$—	$18,068
Investing Activities	(4,160)	(52)	—	(4,212)
Financing Activities	—	—	—	—

Net increase (decrease) in cash	14,677	(821)	—	13,856
Cash at beginning of period	37,572	2,107	—	39,679

Cash at end of period	$52,249	$1,286	$—	$53,535

	Three months ended March 31, 2009
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Net cash provided by (used in):
Operating Activities	$(25,861)	$990	$—	$(24,871)
Investing Activities	(6,120)	—	—	(6,120)
Financing Activities	(7,070)	7,070	—	—

Net increase (decrease) in cash	(39,051)	8,060	—	(30,991)
Cash at beginning of period	129,170	14,948	—	144,118

Cash at end of period	$90,119	$23,008	$—	$113,127

11. Subsequent Events

The Company has evaluated subsequent events through the time of its filing which represents the date the financial statements are issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes that are included herein and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on March 12, 2010.

Overview

Goodman Global, Inc. (Goodman) is a leading domestic manufacturer of heating, ventilation and air conditioning, or HVAC, products for residential and light commercial use (consisting of gas furnaces, package terminal units and compressor bearing units 5 tons in capacity and smaller). Since we began to manufacture HVAC equipment in 1982, we believe that we have grown our share of the residential HVAC market (consisting of gas furnaces and compressor bearing units 5 tons in capacity and smaller) to now become one of the country’s largest residential HVAC manufacturers, based on unit sales. Our activities include engineering, manufacturing, distributing, and marketing an extensive line of HVAC equipment and related products.

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

We are an indirect subsidiary of Goodman Global Group, Inc, a Delaware corporation formed in October 2007 by affiliates of Hellman & Friedman LLC.

Markets and Sales Channels

We manufacture and market an extensive line of heating, ventilation and air conditioning products for the residential and light commercial HVAC markets primarily in the United States and Canada. These residential and light commercial products consist mainly of gas furnaces, package terminal units and compressor bearing units five tons in capacity and smaller. We also manufacture complementary lines of flex-duct, evaporator coils, air handlers and compressor bearing units with capacities ranging from six through 12.5 tons and source a variety of accessory components that aid in the installation and service of our products. Essentially all of our products are manufactured and assembled at facilities in Texas, Tennessee, Florida, Pennsylvania and Arizona and are distributed through over 945 distribution points across North America.

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

Although there is demand for our products throughout the year, in each of the past three fiscal years between 58% and 60% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production also typically occurs in the second and third quarters of the fiscal year.

We believe approximately 15% to 20% of our sales during 2009 were associated with residential new construction, with the balance attributable to repair, retrofitting and replacement units.

Costs

The principal elements of cost of goods sold in our manufacturing operations are component parts, raw materials, factory overhead, labor, transportation costs and warranty. The principal component parts, which, depending on the product, can approach up to 41% of our cost of goods sold, are compressors and motors. We purchase most of our components, such as compressors, motors, capacitors, valves and control systems, from third-party suppliers. In order to maintain low input costs, we also manufacture select components when it is deemed cost effective. We also manufacture heat transfer surfaces and heat exchangers for our units. Our primary raw materials are copper, aluminum and steel, all of which we purchase from third parties. We spent approximately $264.7 million in 2009 on these raw materials. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered and may continue to enter into commodity derivative arrangements. Shipping and handling costs associated with sales are recorded at the time of the sale. Warranty expense, which is also recorded at the time of sale, is estimated based on historical trends such as incident rates, replacement costs and other factors and equaled 3.6% of our net sales in 2009.

Our selling, general and administrative expenses consist of costs incurred to support our marketing, distribution, engineering, information systems, human resources, finance, purchasing, risk management, legal and tax functions.

Depreciation expense is primarily impacted by capital expenditure levels. Equipment is depreciated on a straight line basis over the assets’ remaining useful lives.

Interest expense, net consists of interest expense and interest income. In addition, interest expense includes the amortization of deferred financing costs and settlements and changes in fair value of our interest rate derivatives that have not been designated as cash flow hedges.

Other income, net consists of ineffectiveness related to hedge accounting of our commodity swaps, changes in fair value of our commodity contract for diesel that has not been designated as a cash flow hedge, gains or losses from foreign currency translations and miscellaneous income or expenses.

Income Taxes

Our effective income tax rates include a federal statutory rate of 35% and can differ for periods presented as a result of certain items, such as state and local taxes, non-deductible expenses and the domestic production activities deduction.

At March 31, 2010, we had a valuation allowance of $3.3 million against certain net operating loss carry forwards. As of March 31, 2010, we had net deferred tax liabilities of $144.4 million primarily related to the non-deductibility of the step-up in basis of the assets to fair value in accordance with purchase accounting that related to our acquisition in 2008 and other prior events.

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

Goodwill and Intangible Assets

At March 31, 2010, we had a balance of $1,399.5 million in goodwill and $777.2 million in intangible assets, net of amortization. The analysis performed in the fiscal 2009 fourth quarter did not indicate an impairment of goodwill. As of March 31, 2010, there were no indicators noted that we believe would require us to re-evaluate our annual impairment test. We will perform our annual impairment testing in the fourth quarter of 2010.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We must make these estimates and assumptions because certain information is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine, and significant judgment must be exercised. In preparing the financial statements, the most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to goodwill, intangible and long-lived assets and reserves for self-insurance, warranty and income tax liabilities. Actual results could differ materially from the estimates and assumptions used in the preparation of our financial statements.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 12, 2010. We believe that there have been no significant changes during the quarter ended March 31, 2010 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The table below presents condensed statement of income information for the three months ended March 31, 2010 and 2009 as a percentage of net sales.

	Three months ended March 31,
	2010	2009
Sales, net	100.0%	100.0%
Cost of goods sold	69.9	77.2
Selling, general and administrative	14.4	15.7
Depreciation and amortization expenses	3.1	3.9

Operating profit	12.6	3.2
Interest expense, net	8.0	12.0
Other (income) expense, net	—	0.1

Earnings before taxes	4.6	(8.9)
Provision for income taxes	1.8	(3.5)

Net income	2.8	(5.4)

Three Months Ended March 31, 2010 Compared to March 31, 2009

Sales, net. Net sales for the three months ended March 31, 2010 were $388.8 million, a $70.6 million increase from $318.2 million for the three months ended March 31, 2009. Sales volume for the three months ended March 31, 2010 was 16.4% higher than the same period in the previous year, primarily as a result of increased sales in the majority of our product lines (due, in part, to an improved domestic economy) and a 5.8% increase related to a more favorable product mix, including the continued shift to higher priced, higher SEER cooling products.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2010 was $271.9 million, a $26.1 million increase from $245.8 million for the three months ended March 31, 2009. Cost of goods sold as a percentage of net sales decreased from 77.2% for the three months ended March 31, 2009 to 69.9% for the three months ended March 31, 2010. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product designs, a reduction in certain raw material costs and the shift in product mix to higher margin products.

Selling, general and administrative expense. Selling, general and administrative expense was $56.1 million for the three months ended March 31, 2010, a $6.1 million increase from $50.0 million for the three months ended March 31, 2009 which related primarily to increases of approximately $3.2 million in payroll-related expenses that primarily related to newly opened company-operated distribution centers during the past twelve months, $1.1 million in advertising and promotion and $1.5 million related to early payment cash discounts, credit card fees and bad debts that primarily related to the increase in revenues.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2010 was $12.0 million, a $0.4 million decrease from $12.4 million for the three months ended March 31, 2009. The decrease was the result of a certain group of assets that became fully depreciated in 2009.

Operating profit. Operating profit for the three months ended March 31, 2010 was $48.8 million, a $38.7 million increase from $10.1 million reported for the three months ended March 31, 2009. The increase was primarily due to a decrease in cost of goods sold as a percentage of net sales that was partially offset by an increase in selling, general and administrative expenses.

Interest expense, net. Interest expense, net for the three months ended March 31, 2010 was $31.2 million, a decrease of $6.9 million from $38.1 million reported for the three months ended March 31, 2009. This decrease was primarily the result of having less debt outstanding during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Our outstanding debt was $1,162.4 million at March 31, 2010 as compared to $1,349.3 million at March 31, 2009. Additionally, our term loan average interest rate was 6.25% during the three months ended March 31, 2010 as compared to 7.5% for the three months ended March 31, 2009.

Other (income) expense, net. Other income for the three months ended March 31, 2010 was $0.2 million, a net change of $0.6 million from $0.4 million in other expense reported for the three months ended March 31, 2009 that primarily related to a reduction of $1.0 million in hedge ineffectiveness on our commodity swaps that was partially offset by $0.4 million in foreign currency losses.

Provision for income taxes. Income tax expense for the three months ended March 31, 2010, was $6.7 million, an increase of $17.8 million compared to an income tax benefit of $11.1 million for the three months ended March 31, 2009. The increase was primarily related to $17.7 million in pre-tax earnings in the three months ended March 31, 2010 as compared to a pre-tax loss of $28.5 million for the three months ended March 31, 2009. The effective tax rates for the three months ended March 31, 2010 and March 31, 2009 were comparable at 38.0% and 38.6%, respectively.

Liquidity and Capital Resources and Off-Balance Sheet Arrangements

As of March 31, 2010, we had unrestricted cash and cash equivalents of $53.5 million, working capital of $311.7 million and availability under our revolving credit agreement of $211.4 million.

At March 31, 2010, we had, exclusive of original issue discount, $1,178.0 million of net indebtedness outstanding that included $424.0 million of senior subordinated notes and $754.0 million related to our term loan credit agreement. At March 31, 2010, we had no borrowings under our revolving credit agreement. Outstanding commercial and standby letters of credit issued under the credit facility totaled $33.5 million as of March 31, 2010.

In April 2010, we made a $7.1 million prepayment on our term loan credit agreement further reducing the outstanding balance due at maturity in February 2014.

We anticipate paying approximately $108.6 million in cash interest expense in 2010 related to our outstanding debt, assuming our current debt levels and interest rates remain constant for the year. At March 31, 2010, we were in compliance with all of the covenants under our term loan credit agreement, revolving credit agreement and senior subordinated notes.

In April 2010, Goodman Global, Inc. and its consolidated subsidiaries received two Notices of Proposed Adjustment from the Department of Treasury – Internal Revenue Service covering its consolidated return for the period January 1 through February 13, 2008. The proposed adjustments disallow as non-recoverable costs deductions for certain expenses related to the 2008 Acquisition and would increase income taxes by approximately $11.5 million plus interest, which would be recorded as a charge to income tax expense. We believe that the deductions were appropriate and are in discussion with the IRS regarding this matter. At this time, the IRS has not concluded its review of Goodman Global, Inc.’s consolidated returns for the years ended December 31, 2006 and 2007 and the period January 1 to February 13, 2008.

We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit agreement. We also expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit agreement, will be adequate to meet our short-term and long-term liquidity needs over the next 12 to 24 months. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all. Based on our current business plans, we expect to make annual capital expenditures of approximately $20 million to $25 million over the next two years.

From time to time, we may pursue acquisitions, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund any future acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our revolving credit agreement or through new debt issuances. We or our Parent may also issue additional equity either directly or in connection with any such acquisitions. As of March 31, 2010, other than routine leasing agreements, we had no off-balance sheet arrangements.

Operating activities. Cash provided by operating activities for the three months ended March 31, 2010 was $18.1 million, a $43.0 million increase when compared to $24.9 million of cash used in operating activities for the three months ended March 31, 2009. The increase was primarily the result of $28.4 million in incremental net income and a $13.5 million change in operating assets and liabilities. A net decrease of $25.6 million in inventories and accounts payable related primarily to the timing of raw material purchases and a decrease of $8.1 million in other receivables related primarily to income tax refunds and changes in fair value of commodity hedges designated as cash flow hedges. This was partially offset by an increase of $20.2 million in accounts receivable that was primarily related to $70.5 in increased revenues.

Investing activities. Cash used in investing activities for the three months ended March 31, 2010 and March 31, 2009 was $4.2 million and $6.1 million, respectively, and consisted primarily of purchases of property, plant and equipment.

Financing activities. Cash was neither provided by or used in financing activities in the three months ended March 31, 2010 and March 31, 2009.

Recent Accounting Pronouncements

Refer to Note 1 to the notes to condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Cautionary Note on Forward Looking Statements

This quarterly report contains forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance or other statements that are not historical statements that are contained in this quarterly report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this quarterly report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 1A below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

•	adverse conditions affecting the U.S. economy;

•	volatility and disruption of the capital and credit markets and adverse changes in the U.S. and global economy, which may negatively impact our and our customers’ ability to access financing;

•	changes in weather patterns and seasonal fluctuations;

•	a failure by us to improve our existing products, develop new products or keep pace with our competitors’ product development;

•	increased competition, as well as consolidation among independent distributors;

•	significant fluctuations in the cost of raw materials and components and a decline in our relationships with key suppliers;

•	a significant impairment of the value of our intangible assets or long-lived assets;

•	a decline in our relations with our key distributors;

•	damage or injury caused by our products, which may result in material liabilities associated with product recalls or reworks;

•	the incurrence of material costs as a result of product liability or warranty claims;

•	higher than expected tax rates or exposure to additional income tax liabilities;

•	the costs of complying with, or addressing liabilities under, laws relating to the protection of the environment and worker health and safety;

•	labor disputes with our employees;

•	the loss of members of our management team;

•	natural or man-made disruptions to our distribution and manufacturing facilities;

•	our inability to access funds generated by our subsidiaries, making us unable to meet our financial obligations;

•	our failure to adequately protect our intellectual property rights or claims that we are in violation of the intellectual property rights of third parties;

•	the requirements of being a public company, which may strain our resources and distract management;

•

our substantial indebtedness, which may adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry and pay our debts and could divert our cash flow from operations for debt payments;

•	the incurrence by us or our subsidiaries of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•	our need to generate cash to service our indebtedness;

•	restrictions in our debt agreements that limit our flexibility in operating our business; and

•	other factors detailed from time to time in our filings with the SEC.

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

Interest rate risk

We are subject to interest rate and related cash flow risk in connection with borrowings under our term loan and revolving credit facilities which totaled $754.0 million at March 31, 2010. To reduce the risk associated with fluctuations in the interest rate of our floating rate debt: (1) in May 2008, we entered into a two-year interest rate cap with a notional amount of $150.0 million that matures in May 2010; (2) in March 2009, we entered into an interest rate swap with a notional amount of $200.0 million that matured in March 2010; and (3) in March 2009, we entered into an interest rate swap with a notional amount of $300.0 million that matures in March 2011.

Our results of operations can be affected by changes in interest rates due to variable interest rates on our term loan credit agreement and revolving credit agreement. A 1% increase or decrease in the overall interest rate would have resulted in approximately a $0.7 million ($0.4 million, net of tax) increase or decrease in our interest expense in the three months ended March 31, 2010 on our variable rate indebtedness, after taking into consideration our interest rate swaps.

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

Commodity price risk

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered and may continue to enter into commodity derivative arrangements. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. We have entered into swaps for a portion of our commodity supply that expire through December 31, 2011. These swaps had a net fair value as an asset of $22.4 million ($13.8 million, net of tax) as of March 31, 2010. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $12.6 million ($7.7 million, net of tax) as of March 31, 2010.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information regarding litigation and environmental matters described in Note 9 of the Notes to the Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

You should carefully consider the risk factors set forth below as well as the other information contained in this quarterly report, including our consolidated financial statements and related notes, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business or results of operations. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risks related to our business

Our business has been, and may continue to be, adversely impacted by conditions affecting the U.S. economy.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. Throughout 2008 and 2009, the decline in economic activity in the United States affected our business, financial condition and results of operations. Sales in the residential and commercial new construction market correlate closely to the number of new homes and buildings that are built, which in turn is influenced by factors such as interest rates, inflation or deflation, consumers’ spending habits, employment rates and other macroeconomic factors over which we have no control. Declining economic activity as a result of these factors resulted in a reduction in new construction and replacement purchases, which has affected, and may continue to affect, our sales volume and profitability.

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

In addition, our quarterly results may vary significantly within the fiscal year. Although there is demand for our products throughout the year, in each of the past three fiscal years between 58% and 60% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production also typically occurs in the second and the third quarters of the fiscal year. Therefore, quarterly comparisons of our sales and operating results should not be relied upon as an indication of future performance, and the results of any quarterly period may not be indicative of expected results for a full year.

If we fail to improve our existing products or develop new products, or if our competitors develop products that are superior to ours, our competitiveness in the marketplace, financial condition, results of operations and cash flows may be adversely affected.

Product innovation and new product development are important to maintaining the competitive position of our business and growing our sales and profit margins. Company-sponsored research and development expenses were $3.1 million for the three months ended March 31, 2010 and $11.2 million, $10.5 million and $9.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. We intend to continue to conduct research and development activities as a means of improving existing products and developing new products. However, there can be no assurance that we will be able to improve existing products or develop new products on a cost-effective and timely basis or at all, that such products will compete favorably with products developed by our competitors, or that our existing technology will not be superseded by other technological developments that may be utilized by our competitors. If we fail to improve existing products or develop new products, or our competitors develop products that are superior to ours, we could experience lower revenues or lower profit margins, which could have an adverse effect on our competitiveness in the marketplace, business, financial condition, results of operations and cash flows.

Increased competition, as well as consolidation among independent distributors, may reduce our market share and our future sales.

The production and sale of HVAC equipment by manufacturers is highly competitive. According to industry sources, the top six domestic manufacturers (including us) represented approximately 90% of the unit sales in the U.S. residential and light commercial HVAC market in 2008. According to industry sources, our four largest competitors in this market are Carrier Corporation (a division of United Technologies Corporation), Trane Inc. (a wholly-owned subsidiary of Ingersoll-Rand Company Limited), Lennox International, Inc. and Rheem Manufacturing Company. Several of our competitors may have greater financial and other resources than we have. A number of factors affect competition in the HVAC industry, including an increasing emphasis on the development of more efficient HVAC products. Existing and future competitive pressures may materially and adversely affect our business, financial condition or results of operations, including pricing pressure if our competitors improve their cost structure. In addition, our company-operated distribution centers face competition from independent distributors and dealers owned by our competitors, some of whom may be able to provide their products or services at lower prices than we can. We may not be able to compete successfully against current and future competition, and current and future competitive pressures faced by us may adversely affect our profitability and performance.

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

Significant fluctuations in the cost of raw materials and components have reduced, and may in the future reduce, our operating margins. In addition, a decline in our relationships with key suppliers may have an adverse effect on our business, financial condition or results of operations.

Our operations depend on the supply of various raw materials and components, including copper, aluminum, steel, refrigerants, motors and compressors, from domestic and foreign suppliers. We do not enter into long-term supply contracts for many of our raw materials and component requirements. As a result, our suppliers may discontinue providing products to us at attractive prices, and we may be unable to obtain such products in the future from these or other providers on the scale and within the time frames we require. For example, our purchases of raw materials and components from international suppliers are subject to risks associated with changes in, and application of, laws, regulations and policies, including those related to tariffs (such as anti-dumping and countervailing duties) and other trade barriers. If a key supplier were unable or unwilling to meet our supply requirements, we could experience supply interruptions and cost increases which (to the extent that we are not able to find alternate suppliers or pass on these additional costs to our customers) could adversely affect our business, financial condition or results of operations. To the extent that any of our suppliers experiences a shortage of components that we purchase, we may not receive shipments of those components and, if we were unable to obtain substitute components on a timely basis, our production would be impaired.

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

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. Cost variability of raw materials can have a material impact on our results of operations. To create stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered into and intend to continue to enter into commodity derivative arrangements. Maturity dates of the contracts are scheduled to occur at various times in 2010 and 2011 with respect to the various commodities. With respect to any given commodity, the maturities of our derivative arrangements may not be sufficiently long term to protect us from fluctuations in market prices. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $12.6 million and $8.8 million as of March 31, 2010 and December 31, 2009, respectively. Our efforts to mitigate rising raw materials costs could adversely affect our results of operations if commodity prices were to unexpectedly decline.

We continue to monitor and evaluate the prices of our principal raw materials and may decide to enter into additional hedging contracts in the future.

Any determination that a significant impairment of the value of our intangible assets or long-lived assets has occurred could have a material adverse effect on our consolidated financial condition and results of operations.

As a result of the 2008 Acquisition, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $1.4 billion and other identifiable intangible assets were approximately $777.2 million as of March 31, 2010. We also have long-lived assets consisting of property and equipment, net of depreciation, of $166.7 million as of March 31, 2010. We review these assets both on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Any future determination that an impairment of the fair value of our goodwill, unamortized intangible assets or long-lived assets has occurred would require us to write-down the impaired portion of those assets to fair value, which would reduce our assets and stockholders’ equity and could have a material adverse effect on our business, financial condition and results of operations.

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

In the event that we produce a product that is alleged to contain a design or manufacturing defect, we could be required to incur costs involved to recall or rework that product. The costs required to recall or rework any defective products could be material, which may have a material adverse effect on our business. Any recalls or reworks may adversely affect our reputation as a manufacturer of quality, safe products and could have a material adverse effect on our business, financial condition and results of operations.

We may incur material costs as a result of product liability or warranty claims that would negatively affect our profitability.

The development, manufacture, sale and use of our products involve a risk of product liability and warranty claims, including personal injury and property damage arising from fire, soot, mold and carbon monoxide. We currently carry insurance and maintain reserves for potential product liability claims. However, our insurance coverage or reserves may be inadequate if such claims arise and any liability not covered by insurance could have a material adverse effect on our business. Moreover, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or our situation in particular. Any such increase could result in lower profits or cause the need to reduce our insurance coverage. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Our product liability insurance policies have limits that if exceeded, may result in material costs that would have an adverse effect on our future profitability. In addition, warranty claims are not covered by our product liability insurance. Any product liability or warranty issues may adversely affect our reputation as a manufacturer of safe, quality products and could have a material adverse effect on our business, financial condition and results of operations.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) accounting standards that, among other things, require companies to recognize the tax benefits of uncertain positions only when the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is more likely than not to be ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. At March 31, 2010, we had established a $56.5 million liability in respect of such unrecognized tax benefits, of which $4.7 million would impact the effective tax rate at recognition. We may be required to make cash payments in respect of taxes (and interest thereon) in respect of such unrecognized tax benefit. While we do not expect any such payments to have a material impact on our results of operations due to the liability we have already recognized, any such payments could impact our liquidity at the time they are made.

In April 2010, Goodman Global, Inc. and its consolidated subsidiaries received two Notices of Proposed Adjustment from the Department of Treasury—Internal Revenue Service covering its consolidated return for the period January 1 through February 13, 2008. The proposed adjustments disallow as non-recoverable costs deductions for certain expenses related to the 2008 Acquisition and would increase income taxes by approximately $11.5 million plus interest, which would be recorded as a charge to income tax expense. At this time, the IRS has not concluded its review of Goodman Global, Inc.’s consolidated returns for the years ended December 31, 2006 and 2007 and the period January 1 to February 13, 2008.

The costs of complying with, or addressing liabilities under, laws relating to the protection of the environment and human health and safety may be significant.

We are subject to extensive, evolving and often stringent international, federal, state, provincial, municipal and local laws and regulations relating to the protection of human health and the environment, including those limiting the discharge of pollutants into the environment and those regulating the treatment, storage, disposal and remediation of, and exposure to, solid and hazardous wastes and hazardous materials. Certain environmental laws and regulations impose liability on potentially responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed of or released. Such liability may be imposed without regard to fault and whether or not the responsible party knew of the condition. In addition, the liability may be joint and several, which could result in a party paying for more than its fair share. We are currently, and may in the future be, required to incur costs relating to the investigation or remediation of such sites, or sites owned or operated by third parties where we have, or may have, disposed of our waste. See “Business—Regulation.”

Many applicable environmental laws and regulations provide for substantial fines or civil or criminal sanctions for violations. We incur expenses to maintain such compliance and it is possible that more stringent environmental laws and regulations, more vigorous enforcement or a new interpretation of existing laws and regulations could require us to incur additional costs and penalties. Further, existing or future circumstances, such as the discovery of new or materially different environmental conditions, could cause us to incur unanticipated costs that could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to various laws and regulations relating to health and safety and expect to continue to make capital expenditures at our facilities to improve worker health and safety. Expenditures at our facilities to maintain compliance with the Occupational Safety and Health Administration, or “OSHA,” standards could be significant, and we may become subject to liabilities relating to worker health and safety at our facilities in the future. In addition, future inspections at our facilities may result in enforcement actions by OSHA.

Our products are also subject to international, federal, state, provincial and local laws and regulations. We are required to maintain our products in compliance with applicable current laws and regulations, and any changes which affect our current or future products could have a negative impact on our business and could result in additional compliance costs. For example, effective January 23, 2006, U.S. federal regulations mandated an increase in the minimum seasonal energy efficiency ratio, or “SEER,” from 10 to 13 for central air conditioners and heat pumps manufactured in the United States. On November 19, 2007, the U.S. Department of Energy, or “DOE,” issued new regulations increasing the minimum annual fuel utilization efficiency, or “AFUE,” for several types of residential furnaces. These regulations apply to furnaces manufactured for sale in the U.S. or imported into the United States on and after November 19, 2015. On December 19, 2007, federal legislation was enacted authorizing the DOE to study the establishment of regional efficiency standards for furnaces and air conditioners. In April 2010, the DOE held a public hearing to consider a proposed rule amending the current AFUE for furnaces and establishing two regions for regulatory purposes. The DOE is expected to issue a final rule establishing regional standards by May 1, 2011. The required efficiency levels for our products may be further increased in the future by the relevant regulatory authorities. Any future changes in required efficiency levels or other government regulations could adversely affect our industry, business, financial condition and results of operations.

Labor disputes with our employees could interrupt our operations and adversely affect our business.

We negotiated a three year collective bargaining agreement with the International Association of Machinists and Aerospace Workers, or the union, that was ratified by the union membership on December 5, 2009. As of March 31, 2010, the union represented approximately 23% of our employees, and this agreement covers all hourly employees at our manufacturing facility in Fayetteville, Tennessee. If we are unable to successfully negotiate acceptable terms with the union when the current agreement expires, our operating costs could increase as a result of higher wages or benefits paid to union members, or if we fail to reach an agreement with the union, our operations could be disrupted. Either event could have a material adverse effect on our business. In addition, there have been in the past, and may be in the future, attempts to unionize our non-union facilities. If employees at our non-union facilities unionize in the future, our operating costs could increase.

Our business operations could be significantly disrupted if we lose members of our management team.

Our success depends to a significant degree upon the continued contributions of our executive officers and key employees, both individually and as a group. For example, we have longstanding relationships with most of our independent distributors. In many cases, these relationships have been formed over a period of years through personal networks involving our key personnel. The loss of these personnel could potentially disrupt these longstanding relationships and adversely affect our business. We have employment-related agreements with ten members of our senior management. Our future performance will be substantially dependent on our ability to retain and motivate our management. The loss of the services of any of our executive officers or key employees could prevent us from executing our business strategy.

We may be adversely affected by any natural or man-made disruptions to our distribution and manufacturing facilities.

We are a manufacturing company that is heavily dependent on our manufacturing and distribution facilities in order to maintain our business and remain competitive. Any serious disruption to a significant portion of our distribution or manufacturing facilities resulting from fire, earthquake, weather-related events, an act of terrorism or any other cause could materially impair our ability to manufacture and distribute our products to customers. Moreover, we could incur significantly higher costs and longer lead times associated with manufacturing or distributing our products to our customers during the time that it takes for us to reopen or replace damaged facilities. Many of our facilities are located at or near Houston, Texas, which is in close proximity to the Gulf of Mexico. This region is particularly susceptible to natural disruptions, as evidenced by hurricane activity in recent years. If any of these events were to occur, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

The requirements of being a public company may strain our resources, distract management and increase our expenses.

If Goodman Global Group, Inc. becomes a public company, we will need to comply with new laws, regulations and requirements, including certain provisions of the Securities Exchange Act of 1934, or the “Exchange Act,” the related regulations of the Securities and Exchange Commission and the requirements of any stock exchange on which the shares of Goodman Global Group, Inc. are listed. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control for financial reporting. These requirements may place a strain on our systems and resources. Under Section 404 of the Sarbanes-Oxley Act, Goodman Global Group, Inc. will be required beginning with the year ending December 31, 2011, and Goodman Global, Inc. is currently required, to include a report by management on our internal control over financial reporting in our Annual Report on Form 10-K. Our independent public accountants auditing our financial statements will be required to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting beginning with Goodman Global, Inc.’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010 and with Goodman Global Group, Inc.’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011. Previously, in connection with the fiscal year ended December 31, 2006, it was determined that some of our predecessor’s commodity derivatives did not qualify for hedge accounting and, as a result, we restated the prior quarters of 2006 to reflect the changes in fair value of those derivatives in other (income) expense, net, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not then effective for this reason. If we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future years, investors may lose confidence in our financial reports and the trading price of our securities may decline.

In addition, we expect that, if Goodman Global Group, Inc. becomes a public company, being a public company subject to these rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on audit and compensation committees.

Risks related to our indebtedness

Our substantial indebtedness could adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry and pay our debts and could divert our cash flow from operations for debt payments.

We now have, and will continue to have, a significant amount of indebtedness for the foreseeable future. This indebtedness exposes us to risks that some of our primary competitors, with less outstanding indebtedness, do not face. On March 31, 2010, we had $1,162.4 million of indebtedness, net of original issue discount of $15.6 million, excluding $33.5 million of outstanding and undrawn letters of credit and up to $266.5 million of additional indebtedness that may be borrowed under the terms and conditions of our revolving credit facility, of which $211.4 million was available under our borrowing base as of such date.

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

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry and making us more vulnerable to economic downturns and adverse industry conditions;

•

compromising our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, due to our high level of debt and the restrictive covenants in some of our debt agreements; and

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, other general corporate requirements and acquisitions.

A substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing interest rates including the prime rate. A 1% increase or decrease in the overall interest rate would have resulted in approximately a $0.7 million ($0.4 million, net of tax) increase or decrease in our interest expense in the three months ended March 31, 2010 on our variable rate indebtedness. If interest rates increase dramatically, we may be unable to meet our debt service obligations. For the three months ended March 31, 2010, we had entered into two interest rate swaps, one with a notional amount of $200.0 million, which expired in March 2010, and another with a notional amount of $300.0 million, which expires in March 2011. We are not under any obligation to maintain or renew such arrangements or to enter into additional arrangements, and any such arrangements may not be as effective as we expect in mitigating our exposure to interest rate fluctuations.

Despite current indebtedness levels, we and our subsidiaries may incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase. As of March 31, 2010, we had $266.5 million of undrawn commitments under our revolving credit facility (of which $211.4 million was available under our borrowing base as of such date).

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance. This, to a certain extent, is subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under the revolving credit agreement in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets on or before the maturity of our debt. We may not be able to restructure or refinance any of our debt on commercially reasonable terms, or at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

In addition, if our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets or seek additional capital. These alternative measures may not be available to us, may not be successful and may not permit us to meet our scheduled debt service obligations, which could result in substantial liquidity problems. The senior secured credit facilities and senior subordinated notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and certain of our subsidiaries’ ability to, among other things:

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

In addition, under the revolving credit agreement, when (and for as long as) the combined availability under the revolving credit agreement is less than a specified amount for a certain period of time, or if a payment or bankruptcy event of default has occurred and is continuing, funds deposited into any of our depository accounts will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the revolving credit agreement and to cash collateralize letters of credit issued thereunder.

Under the senior secured credit facilities, we will also be required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios.

The failure to comply with any of these covenants would cause a default under our debt instruments. A default, if not waived, could result in acceleration of the outstanding indebtedness under such debt instruments, in which case such indebtedness would become immediately due and payable. In addition, a default or acceleration under certain of our debt instruments could result in a default or acceleration of other indebtedness as a result of cross-default or cross-acceleration provisions. If any default occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

The interests of our controlling stockholder may differ from the interests of the holders of our outstanding debt.

As of March 31, 2010, Hellman & Friedman LLC (H&F) and its affiliates owned, in the aggregate, approximately 87% of Parent’s common stock and Parent indirectly owns all of our common stock. In addition, H&F and its affiliates, by virtue of their ownership of our Parent’s common stock and their voting rights under a stockholders agreement, control the vote in connection with substantially all matters subject to Parent stockholder approval. As a result of this ownership and the terms of a stockholders agreement, H&F is entitled to elect directors with majority voting power on our Parent’s Board of Directors, to appoint new management and to approve actions requiring the approval of the holders of our Parent’s outstanding voting shares as a single class, including adopting most amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our Parent’s assets. H&F, through its control of Parent and us, also controls all of our subsidiaries that guarantee our debt.

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

Pursuant to written consents effective as of February 1, 2010, stockholders holding a majority of the outstanding shares of capital stock of Goodman Global Group, Inc. and the sole stockholder of the Company, in each case acting by consent in lieu of a meeting, elected the following individuals as members of the boards of directors of Goodman Global Group, Inc. and the Company, respectively, each for a term of one year expiring in 2011, to serve until their successors are duly elected and qualified, or until the earlier of their death, resignation or removal: David L. Swift, Lawrence M. Blackburn, Charles A. Carroll, Robert B. Henske, Erik Ragatz, Saloni Saraiya Multani.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index on the page immediately preceding the exhibits for a list of exhibits files as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goodman Global, Inc.

Date: May 7, 2010	/S/ LAWRENCE M. BLACKBURN
Lawrence M. Blackburn
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Goodman Global, Inc. (incorporated by reference to Exhibit 3.1 on Goodman Global, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009).

3.2	Amended and Restated Bylaws of Goodman Global, Inc. (incorporated by reference to Exhibit 3.7 on Goodman Global, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on May 30, 2008).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit is furnished rather than filed, and will not be deemed to be incorporated into any filing, in accordance with Item 601 of Regulation S-K.