Form 10-Q
period 2010-06-30
Goodman Global Inc
filed 2010-08-06
CIK 1314655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ Although Goodman Global, Inc. is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act, the company has filed all Exchange Act reports for the preceding 12 months.

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

As of August 1, 2010, there were ten (10) shares outstanding of Goodman Global, Inc.’s common stock, par value $0.01 per share.

GOODMAN GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

Part I. Financial Information

Item 1.	Financial Statements

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$95,759	$39,679
Restricted cash	2,700	2,700
Accounts receivable, net of allowance for doubtful accounts ($5.4 million at June 30, 2010 and $4.4 million at December 31, 2009)	309,987	207,870
Inventories	294,819	294,651
Deferred tax assets	19,535	13,326
Other current assets	21,743	33,956

Total current assets	744,543	592,182
Property, plant and equipment, net	162,809	169,906
Goodwill	1,399,536	1,399,536
Identifiable intangibles	772,202	782,223
Deferred financing costs	23,482	27,968
Other assets	1,258	7,708

Total assets	$3,103,830	$2,979,523

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$149,261	$95,038
Accrued warranty expenses	34,836	37,233
Other accrued expenses	144,756	124,283

Total current liabilities	328,853	256,554
Long-term debt	1,156,999	1,160,790
Deferred tax liabilities	154,520	155,216
Other long-term liabilities	102,252	91,445
Common stock, par value of $.01, 1,000 shares authorized, 10 shares issued and outstanding as of June 30, 2010 and as of December 31, 2009	—	—
Accumulated other comprehensive (loss) income	(3,378)	8,230
Additional paid-in capital	1,296,463	1,294,214
Retained earnings	68,121	13,074

Total shareholders’ equity	1,361,206	1,315,518

Total liabilities and shareholders’ equity	$3,103,830	$2,979,523

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited, in thousands)

Sales, net	$616,605	$583,763	$1,005,386	$901,998
Costs and expenses:
Cost of goods sold	412,675	395,496	684,535	641,247
Selling, general, and administrative expenses	64,442	61,585	120,590	111,589
Depreciation expense	6,437	6,921	13,397	14,279
Amortization expense	5,011	5,011	10,021	10,021

Operating profit	128,040	114,750	176,843	124,862
Interest expense, net	30,701	32,152	61,925	70,278
Other (income) expense, net	12	(17,587)	(152)	(17,149)

Income before taxes	97,327	100,185	115,070	71,733
Income tax expense	38,375	39,060	45,122	27,969

Net income	$58,952	$61,125	$69,948	$43,764

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2009	$—	$1,294,214	$13,074	$8,230	$1,315,518
Net income	—	—	69,948	—	69,948
Foreign currency translation	—	—	—	15	15
Change in fair value of derivatives, net of tax	—	—	—	(11,623)	(11,623)

Comprehensive income	—	—	—	—	58,340
Stock compensation amortization	—	2,249	—	—	2,249
Dividend distribution	—	—	(14,901)	—	(14,901)

Balance at June 30, 2010	$—	$1,296,463	$68,121	$(3,378)	$1,361,206

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited, in thousands)

Operating activities
Net income	$69,948	$43,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,397	14,279
Amortization	10,021	10,021
Provision for doubtful accounts	5,121	3,875
Deferred tax provision	6,097	9,677
Gain on disposal of assets	(223)	(228)
Gain on repurchase of long-term debt	—	(16,636)
Compensation expense related to stock options	2,249	2,526
Amortization of deferred financing costs	4,486	4,490
Amortization of original issue discount	3,272	3,517
Changes in operating assets and liabilities:
Accounts receivable	(107,238)	(117,156)
Inventories	(168)	(53,096)
Other assets	8,820	9,688
Accounts payable and accrued expenses	68,899	117,489

Net cash provided by operating activities	84,681	32,210

Investing activities
Purchases of property, plant and equipment	(7,004)	(11,719)
Proceeds from the sale of property, plant and equipment	—	9

Net cash used in investing activities	(7,004)	(11,710)

Financing activities
Dividends paid	(14,534)	—
Payments on long-term debt	(7,063)	(57,028)
Net payments under revolving credit agreement	—	(50,000)

Net cash used in financing activities	(21,597)	(107,028)

Net increase (decrease) in cash	56,080	(86,528)
Cash at beginning of period	39,679	144,118

Cash at end of period	$95,759	$57,590

Supplementary disclosures of cash flow information:
Cash paid for interest and fees	$54,056	$39,314

Cash paid for income taxes, net of refunds	$14,121	$7,434

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

1. Basis of presentation

Goodman Global, Inc. (the Company), through its affiliates, is a leading domestic manufacturer of heating, ventilation and air conditioning (HVAC) products for residential and light commercial use. The Company is an indirect subsidiary of Goodman Global Group, Inc., a Delaware corporation formed in October 2007 by affiliates of Hellman & Friedman LLC.

Basis of consolidation

The accompanying unaudited consolidated condensed financial statements of the Company include the accounts of the Company and its subsidiaries. All material intercompany balances have been eliminated and do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimated. These consolidated condensed financial statements should be read in conjunction with the Company’s consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this quarterly report.

The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for a full year. Although there is demand for the Company’s products throughout the year, in each of the past three years approximately 58% to 60% of total sales occurred in the second and third quarters of the fiscal year. The Company’s peak production also typically occurs in the second and third quarters of each year.

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

Recent accounting pronouncements

FASB has issued new guidance requiring more bifurcation of embedded credit derivatives. The new guidance requires investors in synthetic collateralized debt obligations to bifurcate the embedded credit derivative features related to the written credit default swap and account for the credit derivative at fair value or alternatively elect the fair value option for the hybrid instrument. The changes are effective for interim or annual periods after June 10, 2010. The Company does not anticipate that adoption of this pronouncement will have a material impact on its financial statements as the Company does not invest in collateralized debt obligations.

2. Significant accounting policies and balance sheet accounts

The Company’s critical accounting policies are included in the consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 12, 2010. The Company believes that there have been no significant changes during the six months ended June 30, 2010 to the critical accounting policies disclosed in its consolidated financial statements for the year ended December 31, 2009.

Restricted cash and cash equivalents

At June 30, 2010, the restricted cash pertains to the Company’s extended warranty program and is invested in United States treasury notes and bills.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

Allowance for doubtful accounts

A roll forward of receivable reserves consists of the following (in thousands):

	Six months ended June 30, 2010	Six months ended June 30, 2009
At the beginning of the period	$4,386	$3,900
Current period accruals	5,121	3,875
Current period uses	(4,119)	(2,536)

At the end of the period	$5,388	$5,239

Inventories

Inventory costs include material, labor, transportation costs and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials and parts	$23,685	$22,005
Finished goods	271,134	272,646

Total inventories	$294,819	$294,651

A roll forward of inventory reserves consists of the following (in thousands):

	Six months ended June 30, 2010	Six months ended June 30, 2009
At the beginning of the period	$5,414	$4,319
Current period accruals	2,212	1,616
Current period uses	(1,920)	(633)

At the end of the period	$5,706	$5,302

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for renewals and improvements are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Buildings improvements and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.

Property, plant and equipment consist of the following (in thousands):

	Useful lives in years	June 30, 2010	December 31, 2009
Land	—	$14,417	$14,417
Buildings and improvements	10-39	49,675	49,588
Equipment	3-10	160,285	148,037
Construction-in-progress	—	3,882	11,467

		228,259	223,509
Less: Accumulated depreciation		(65,450)	(53,603)

Total property, plant and equipment, net		$162,809	$169,906

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

Deferred financing costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the period the related debt is anticipated to be outstanding.

Goodwill

Goodwill is the excess of the cost of an acquired company over the amounts assigned to assets acquired and liabilities assumed. Goodwill and other indefinite-lived intangibles are not amortized but are tested for impairment annually or more frequently if an event occurs or circumstances change that would indicate the carrying amount could be impaired. Impairment testing for goodwill is done at the reporting unit level, which the Company has concluded is on a consolidated basis as the Company has only one reporting unit. An impairment charge generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit. The Company estimates fair value using standard business valuation techniques such as discounted cash flows, industry participant information and reference to comparable business transactions. The discounted cash flow fair value estimates are based on the Company’s projected future cash flows and the estimated weighted-average cost of capital of market participants. Management assumptions about expected future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital. The Company performed its annual test as of October 1, 2009 and determined that no impairment exists. As of June 30, 2010, there were no indicators noted that would require the Company to re-evaluate its annual impairment test.

Identifiable intangible assets

The values assigned to amortizable intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount would be charged to amortization expense. Future operating results and residual values could therefore reasonably differ from the Company’s current estimates and could require a provision for impairment in a future period. Indefinite lived intangible assets are reviewed in accordance with FASB accounting standards by comparison of the fair market value with its carrying amount. The Company performed its annual test as of October 1, 2009 and determined that no impairment exists. As of June 30, 2010, there were no indicators noted that would require the Company to re-evaluate its annual impairment test.

The values assigned to the Company’s identifiable intangible assets were determined using the income approach, whereby the fair value of an asset is based on the present value of its estimated future economic benefits. This approach was considered appropriate, as the inherent value of these intangible assets is their ability to generate current and future cash flows. The key assumption in using this approach is the identification of the revenue streams attributable to these assets based on projected future revenues. The Company believes that the trade names Goodman® and Quietflex®, which have been in existence since 1975, distinguish its products in the marketplace and play a significant role for the Company in terms of brand recognition. It is the Company’s intention to continue indefinitely marketing its products under these trade names and, as such, the Company believes that the trade names have an indefinite life. Amounts allocated to the other identifiable intangibles are amortized on a straight-line basis over their estimated useful lives, with no residual value, as follows:

Useful lives in years
Customer relationships	40
Trade names—Amana® (1)	15
Technology	10
Trade names—Goodman® and Quietflex®	Indefinite

(1)	Amana® is a trademark of Maytag Corporation or its related companies and is used under license to Goodman Company, L.P., Houston, TX. All rights reserved.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

Identifiable intangible assets as of June 30, 2010 consist of the following (in thousands):

	Gross	Accumulated amortization	Net
Intangible assets subject to amortization:
Customer relationships	$535,000	$(31,898)	$503,102
Trade names—Amana®	40,000	(6,360)	33,640
Technology	40,000	(9,540)	30,460

Total intangible assets subject to amortization	615,000	(47,798)	567,202
Total indefinite-lived trade names	205,000	—	205,000

Total identifiable intangible assets	$820,000	$(47,798)	$772,202

The amortization related to the amortizable intangibles assets in the aggregate will be approximately $20.0 million per year over the next five years.

Accrued warranty

A roll forward of the liabilities for warranties consists of the following (in thousands):

	Six months ended June 30, 2010	Six months ended June 30, 2009
At the beginning of the period	$37,233	$37,683
Current period accruals	14,680	20,738
Current period uses	(17,077)	(23,986)

At the end of the period	$34,836	$34,435

Other accrued expenses

Other accrued expenses consist of the following significant items (in thousands):

	June 30, 2010	December 31, 2009
Accrued rebates	$34,037	$33,423
Accrued payroll	19,571	27,595
Accrued self insurance reserves	12,854	12,558
Customer deposits	1,397	1,302
Accrued interest	21,596	21,597
Derivative liability	4,501	1,138
Accrued taxes	32,484	8,292
Other	18,316	18,378

Total accrued expenses	$144,756	$124,283

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

3. Long-term debt

Long-term debt consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Senior subordinated notes	$423,962	$423,962
Term loan credit agreement	746,937	754,000
Revolving credit agreement	—	—
Original issue discount	(13,900)	(17,172)

Total long-term debt, net of original issue discount	1,156,999	1,160,790
Current portion of long-term debt	—	—

Long-term debt	$1,156,999	$1,160,790

Senior subordinated notes

In February 2008, the Company issued and sold $500.0 million of 13.50%/14.00% senior subordinated notes due 2016. The senior subordinated notes bear interest at a rate of 13.50% per annum, provided that the Company may, at its option, elect to pay interest in any interest period at a rate of 14.00%, per annum, in which case up to 3.0% per annum may be paid by issuing additional notes. The notes are wholly and unconditionally guaranteed by each subsidiary guarantor. In April 2009, the Company formed Goodman Global Finance (Delaware) LLC (GGF), a Delaware limited liability company and, as of that date, an unrestricted subsidiary of the Company, that entered into two separate transactions to purchase for $58.9 million (inclusive of $1.9 million in accrued interest) approximately $76.0 million aggregate face value of the Company’s 13.50%/14.00% senior subordinated notes. The Company recognized a gain of $16.6 million in the second quarter of 2009 as a result of this early extinguishment of long-term debt, after taking into consideration the recognition of $2.4 million of previously unamortized deferred financing costs associated with the $76.0 million of senior subordinated notes. In December 2009, the Company designated GGF as a restricted subsidiary and retired the $76.0 million aggregate face value 13.50%/14.00% senior subordinated notes that were held by GGF.

Term loan credit agreement/revolving credit agreement

In February 2008, the Company entered into an $800.0 million term loan credit agreement due 2014 and a $300.0 million revolving credit agreement due 2013. The term loan credit agreement has an interest rate of Prime or the per annum London Interbank Offered Rate (LIBOR), with a minimum of 3.25% plus applicable margin, based on certain leverage ratios, which was 3.0% and totaled 6.25% as of June 30, 2010. The revolving credit agreement has an interest rate of Prime or LIBOR, plus applicable margin, which was 1.0% and totaled 4.25% as of June 30, 2010.

The Company has previously made payments on its term loan credit agreement to satisfy its obligations through December 31, 2013 and in April 2010 the Company elected to make an additional $7.1 million payment to further reduce its outstanding obligation. The outstanding balance is due at maturity in February 2014.

The Company had availability under the revolving credit agreement of $269.7 million at June 30, 2010 after taking into consideration outstanding commercial and standby letters of credit issued under the credit facility, which totaled $30.3 million as of June 30, 2010.

Original issue discount

The term loan credit agreement and the revolving credit agreement included an original issue discount of $32.0 million with an unamortized balance of $13.9 million as of June 30, 2010. Original issue discount is being amortized to interest expense using the effective interest method over the period the debt is anticipated to be outstanding through maturity.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

Deferred financing costs

The Company incurred loan origination fees and direct loan origination costs related to the issuance of its long -term obligations. As of June 30, 2010, the Company had $23.5 million in unamortized deferred financing costs, which is being amortized to interest expense using the effective interest method over the period that the debt is anticipated to be outstanding.

Other

Future maturities of long-term debt by year at June 30, 2010 are as follows (in thousands):

2010	$—
2011	—
2012	—
2013	—
2014	746,947
Thereafter	423,962

Under the term loan credit agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. In addition, under its revolving credit agreement, the Company is required to satisfy and maintain, in certain circumstances, a minimum fixed charge coverage ratio. As of June 30, 2010, the Company was in compliance with all of the covenants under its senior term loan credit agreement, revolving credit agreement and senior subordinated notes.

All of the existing U.S. subsidiaries of the Company (other than AsureCare Corp., a Florida corporation and Goodman Global Finance (Delaware) LLC, a Delaware limited liability company) and all future restricted U.S. subsidiaries of the Company guarantee its debt obligations. In addition, Chill Intermediate Holdings, Inc. guarantees the Company’s debt obligations under the term loan and revolving credit agreements. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan. The Company’s and the non-guarantor subsidiaries’ independent assets, revenues, income before taxes and operating cash flows in total are more than 3% of the consolidated total. As such, separate financial statements of the guarantors are included herein in Note 10, “Condensed consolidating financial information.”

4. Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB accounting standards also provide a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the Company’s creditworthiness when valuing certain liabilities. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Company had no transfers of amounts between the levels of the fair value hierarchy during the three months ended June 30, 2010.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

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

	Fair value measurements on a recurring basis
	(In thousands)
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)	Total
Restricted cash	$2,700	$—		$—	$2,700
Derivatives, net	—	1,217	(1)	—	1,217

(1)	Based upon counterparty statements at June 30, 2010 where the indicative valuation was determined either (a) by means of a mathematical model that calculated the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions or (b) by means of pricing indications from one or more other dealers as selected by the counterparty.

Other fair value measurements

Long-term debt

In order to determine the fair value of its debt instruments as of June 30, 2010, the Company considered valuation techniques that included the market, income and liquidation approaches in the analysis of its interest bearing debt. The Company elected to determine the fair value of each tranche of interest bearing debt using the income approach. The fair values presented are estimates and are not necessarily indicative of amounts for which the Company could settle such instruments currently or indicative of its intent or ability to dispose of or liquidate them. The Company estimates the fair value of its interest bearing debt as follows (in thousands):

	Par value as of June 30, 2010	Range of fair value at June 30, 2010
Interest bearing security		Low	High
Senior subordinated notes	$423,962	$453,690	$470,314
Term loan	746,937	733,716	756,366

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

5. Stock compensation plans

On February 13, 2008, the Board of Directors of Goodman Global Group, Inc. adopted the Chill Holdings, Inc. 2008 Stock Incentive Plan (as amended, the 2008 Plan). The 2008 Plan is a comprehensive incentive compensation plan that permits grants of equity-based compensation awards to employees and consultants of Goodman Global Group, Inc. and its subsidiaries. Awards under the 2008 Plan may be in the form of stock options (either incentive stock options or non-qualified stock options) or other stock-based awards, including restricted stock purchase awards, restricted stock units and stock appreciation rights.

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

During the first quarter of 2010, the Company granted 218,000 options with an exercise price of $10.40 per share to certain non-executive employees, which price was determined by the board of directors as fair value of our common stock as of the grant date based on information available at that time. Subsequent to the grant date, the Company re-evaluated the assumptions that the board of directors used in determining the fair value of such options for purposes of accounting for our stock-based compensation under Accounting Standards Codification Topic 718, and, consequently, determined that on the date of such option grant the fair value of our common stock was $16.10 per share and total compensation expense of $1.9 million will be recorded over the four-year vesting period of such options.

The Company recognized compensation expense of $1.0 million ($0.6 million net of tax) and $2.2 million ($1.4 million net of tax), respectively, during the three and six months ended June 30, 2010 and $1.3 million ($0.8 million net of tax) and $2.5 million ($1.6 million net of tax), respectively, during the three and six months ended June 30, 2009. The Company includes this expense in selling, general and administrative in the accompanying statement of income.

6. Comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Defined benefit plans	Change in fair value of derivatives	Foreign currency translation	Total
December 31, 2009	$(3,874)	$14,103	$(1,999)	$8,230
Net change through June 30, 2010	—	(11,623)	15	(11,608)

June 30, 2010	$(3,874)	$2,480	$(1,984)	$(3,378)

7. Derivatives

The Company uses derivative instruments to manage risks related to interest rates, contracted transportation and the purchases of certain commodities. The Company evaluates each derivative instrument to determine whether it qualifies for hedge accounting treatment.

Interest rate risks

Certain of the Company’s long-term obligations are subject to interest rate risks. To reduce the risk associated with fluctuations in the interest rate of its floating rate debt: (1) in May 2008, the Company entered into a two-year interest rate cap with a notional amount of $150.0 million that matured in May 2010; (2) in March 2009, the

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

Company entered into an interest rate swap with a notional amount of $200.0 million that matured in March 2010; and (3) in March 2009, the Company entered into an interest rate swap with a notional amount of $300.0 million that matures in March 2011. The Company elected not to designate the interest rate derivatives as cash flow hedges. Therefore, gains and losses from changes in the fair values of derivatives that are not designated as hedges are recognized in interest expense, net.

Fuel surcharge risks

As a part of its risk management strategy, the Company purchased a commodity contract for diesel in order to manage its exposure related to contracted transportation. Prices for diesel are normally correlated to transportation costs where third party haulers assess a fuel surcharge when diesel prices increase thus making derivatives of diesel effective at providing short-term protection against adverse price fluctuations. The Company elected not to designate the diesel derivatives as cash flow hedges. Therefore, gains and losses from changes in the fair values of derivatives that are not designated as hedges are recognized in other (income) expense.

Commodity derivatives

The Company uses financial instruments to manage market risk from changes in commodity prices and selectively hedges anticipated transactions that are subject to commodity price exposure, primarily using commodity contracts relating to raw materials used in its production process. The Company has open positions for copper and aluminum in notional amounts of 11.0 million pounds and 45.4 million pounds, respectively, to fix the purchase price, and thereby substantially reduce the variability of its purchase price for these commodities. The swaps, which expire at various dates through 2011, have been designated as cash flow hedges.

For these qualifying cash flow hedges, changes in the fair market value of these hedge instruments are reported in accumulated other comprehensive income (OCI) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Assuming commodity prices remain constant, $2.3 million of derivative gains are expected to be reclassified into earnings within the next twelve months. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense.

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

The following table discloses the fair value of the derivative instruments in the Company’s consolidated condensed balance sheets (in thousands):

	Asset derivatives
		Fair value as of
	Balance sheet location	June 30, 2010	December 31, 2009
Commodity contracts—raw materials	Other current assets	$4,459	$15,777
Commodity contracts—raw materials	Other long-term assets	1,259	7,601

		$5,718	$23,378

	Liability derivatives
		Fair value as of
	Balance sheet location	June 30, 2010	December 31, 2009
Commodity contracts—raw materials	Other accrued expenses	$2,779	$—
Interest rate swaps	Other accrued expenses	1,536	1,138
Commodity contracts—diesel	Other accrued expenses	186	—

		$4,501	$1,138

Derivatives in cash flow hedging relationships	Amount of (gain) loss recognized in OCI on derivative (effective portion) as of
	June 30, 2010	December 31, 2009
Commodity contracts—raw materials	$(2,480)	$(14,103)

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

Location of (gain) loss reclassified from Accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from accumulated OCI into income (effective portion) for the three months ended		Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of (gain) loss recognized in income on derivative (ineffective portion and amount excluded from ineffectiveness testing) for the three months ended
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Cost of goods sold	$(4,354)	$14,645	Other (income) expense	$58	$(345)

Location of (gain) loss reclassified from Accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from accumulated OCI into income (effective portion) for the six months ended		Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of (gain) loss recognized in income on derivative (ineffective portion and amount excluded from ineffectiveness testing) for the six months ended
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Cost of goods sold	$(8,093)	$29,095	Other (income) expense	$(58)	$587

The following table discloses the effect of derivative instruments on the statements of income that are not designated as hedging instruments (in thousands):

Derivatives not designated as hedging instruments	Location of loss recognized in income on derivative	Amount of (income) loss recognized in income on derivative
		Three months ended		Six months ended
		June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Commodity contracts—diesel	Other expense	$181	$—	$228	$—
Interest rate swaps	Interest expense, net	411	(624)	1,584	943

		$592	$(624)	$1,812	$943

Contingent features

The Company’s derivative instruments contain provisions that require the counterparties’ debt to maintain an investment grade rating. If the rating of the debt were to fall below investment grade, it would be in violation of these provisions which would render the hedging relationship ineffective. The aggregate fair value of all derivative instruments with credit-risk related contingent features that are in an asset position on June 30, 2010 was $5.7 million. As of June 30, 2010, the counterparties were at or above an acceptable investment grade rating.

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

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

The Company made a contribution to the plan during the second quarter of 2010 of $0.2 million. The Company will make contributions to the plan during the remainder of 2010 of approximately $0.5 million. The components of net periodic benefit cost recognized during interim periods are as follows (in thousands):

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Service cost	$173	$160	$346	$320
Interest cost	533	481	1,066	962
Expected return on plan assets	(549)	(441)	(1,098)	(882)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	81	100	162	200

Net periodic benefit cost	$238	$300	$476	$600

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

Pursuant to a March 15, 2001 Consent Order (the Consent Order) with the Florida Department of Environmental Protection (FDEP), the Company’s subsidiary, Goodman Distribution Southeast, Inc. (GDI Southeast) (formerly Pioneer Metals Inc.) is continuing to investigate and pursue, under FDEP oversight, the delineation of groundwater contamination at and around the GDI Southeast facility in Fort Pierce, Florida. Interim remediation has begun. The contamination was discovered through environmental assessments conducted in connection with a Company subsidiary’s acquisition of the Fort Pierce facility in 2000 and was reported to FDEP, giving rise to the Consent Order.

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

Based on analyses of currently available information, it is probable that the proposed infrastructure and setup costs associated with the site will be approximately $0.5 million. The Company reserved approximately $0.5 million, although it is possible that costs could exceed this amount by up to approximately $3.3 million. Costs of future expenditures are not discounted to their present value. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

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

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

On March 31, 2010, GDI Southeast merged with and into the Company’s subsidiary Goodman Distribution, Inc., with Goodman Distribution, Inc. being the surviving entity and assuming the liabilities and obligations of GDI Southeast, including its obligations under the Consent Order.

In July 2010, the Department of Treasury—Internal Revenue Service (IRS) concluded its review of the tax returns of Goodman Global, Inc. and its consolidated subsidiaries for the years ended December 31, 2006 and 2007 and the period January 1 to February 13, 2008. The IRS issued a Revenue Agent’s Report that disallowed as non-recoverable cost deductions for certain expenses related to the 2008 acquisition of the Company by affiliates of Hellman & Friedman LLC and other investors that would increase income taxes by approximately $11.5 million plus interest, which would be recorded as a charge to income tax expense. The Company believes that the deductions were appropriate and intends to contest the proposed adjustments.

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

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

10. Condensed consolidating financial information

As discussed in Note 3, all of the existing U.S. subsidiaries of the Company (other than AsureCare Corp. and Goodman Global Finance (Delaware) LLC) and all future restricted U.S. subsidiaries of the Company guarantee the Company’s debt obligations. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. The following information presents the condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, the condensed consolidating statements of operations for the three and six months ended June 30, 2010 and June 30, 2009 and the condensed consolidating cash flows for the six months ended June 30, 2010 and June 30, 2009 of (a) all of the existing U.S. subsidiaries of the Company (other than AsureCare Corp. and Goodman Global Finance (Delaware) LLC) (the Guarantors) and (b) AsureCare Corp., Goodman Global Finance (Delaware) LLC and Goodman Company Canada (the Non-Guarantors), and includes consolidating entries and the Company on a consolidated basis. Intercompany transactions are reflected in financing activities in the condensed consolidating statements of cash flows.

Condensed Consolidating Balance Sheet

	June 30, 2010
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Current assets	$708,588	$35,955	$—	$744,543
Property, plant and equipment	162,621	188	—	162,809
Goodwill	1,399,536	—	—	1,399,536
Identifiable intangibles	772,202	—	—	772,202
Other assets	25,182	—	(442)	24,740
Investment in affiliates	28,881	—	(28,881)	—

Total assets	$3,097,010	$36,143	$(29,323)	$3,103,830

Current liabilities	$324,506	$4,347	$—	$328,853
Intercompany payable (receivable)	(1,907)	1,907	—	—
Long-term debt, less current portion	1,156,999	—	—	1,156,999
Long-term liabilities	255,764	1,008	—	256,772
Shareholders’ equity	1,361,648	28,881	(29,323)	1,361,206

Total liabilities and shareholders’ equity	$3,097,010	$36,143	$(29,323)	$3,103,830

	December 31, 2009
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Current assets	$559,989	$32,193	$—	$592,182
Property, plant and equipment	169,776	130	—	169,906
Goodwill	1,399,536	—	—	1,399,536
Identifiable intangibles	782,223	—	—	782,223
Other assets	36,118	—	(442)	35,676
Investment in affiliates	26,767	—	(26,767)	—

Total assets	$2,974,409	$32,323	$(27,209)	$2,979,523

Current liabilities	$251,287	$5,267	$—	$256,554
Intercompany payable (receivable)	887	(887)	—	—
Long-term debt, less current portion	1,160,790	—	—	1,160,790
Long-term liabilities	245,485	1,176	—	246,661
Shareholders’ equity	1,315,960	26,767	(27,209)	1,315,518

Total liabilities and shareholders’ equity	$2,974,409	$32,323	$(27,209)	$2,979,523

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2010
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Sales, net	$589,267	$27,963	$(625)	$616,605
Cost of goods sold	389,704	23,596	(625)	412,675
Selling, general and administrative expenses	61,893	2,549	—	64,442
Depreciation and amortization	11,439	9	—	11,448

Operating profit	126,231	1,809	—	128,040
Interest (income) expense, net	30,700	1	—	30,701
Other (income) expense, net	(332)	344	—	12
Equity in earnings of affiliates	(1,005)	—	1,005	—

Earnings before income taxes	96,868	1,464	(1,005)	97,327
Income tax expense (benefit)	37,916	459	—	38,375

Net income (loss)	$58,952	$1,005	$(1,005)	$58,952

	Three months ended June 30, 2009
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Sales, net	$563,437	$20,794	$(468)	$583,763
Cost of goods sold	377,539	18,425	(468)	395,496
Selling, general and administrative expenses	60,397	1,188	—	61,585
Depreciation and amortization	11,912	20	—	11,932

Operating profit	113,589	1,161	—	114,750
Interest (income) expense, net	34,149	(1,997)	—	32,152
Other (income) expense, net	(611)	(340)	(16,636)	(17,587)
Equity in earnings of affiliates	(3,026)	—	3,026	—

Earnings before income taxes	83,077	3,498	13,610	100,185
Income tax expense (benefit)	38,588	472	—	39,060

Net income (loss)	$44,489	$3,026	$13,610	$61,125

	Six months ended June 30, 2010
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Sales, net	$961,210	$45,401	$(1,225)	$1,005,386
Cost of goods sold	647,410	38,350	(1,225)	684,535
Selling, general and administrative expenses	116,334	4,256	—	120,590
Depreciation and amortization	23,392	26	—	23,418

Operating profit	174,074	2,769	—	176,843
Interest (income) expense, net	61,952	(27)	—	61,925
Other (income) expense, net	(716)	564	—	(152)
Equity in earnings of affiliates	(1,165)	—	1,165	—

Earnings before income taxes	114,003	2,232	(1,165)	115,070
Income tax expense (benefit)	44,055	1,067	—	45,122

Net income (loss)	$69,948	$1,165	$(1,165)	$69,948

GOODMAN GLOBAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Six months ended June 30, 2009
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Sales, net	$873,228	$29,645	$(875)	$901,998
Cost of goods sold	615,932	26,190	(875)	641,247
Selling, general and administrative expenses	109,086	2,503	—	111,589
Depreciation and amortization	24,261	39	—	24,300

Operating profit	123,949	913	—	124,862
Interest (income) expense, net	72,334	(2,056)	—	70,278
Other (income) expense, net	(39)	(474)	(16,636)	(17,149)
Equity in earnings of affiliates	(2,978)	—	2,978	—

Earnings before income taxes	54,632	3,443	13,658	71,733
Income tax expense (benefit)	27,504	465	—	27,969

Net income (loss)	$27,128	$2,978	$13,658	$43,764

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2010
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Net cash provided by (used in):
Operating Activities	$83,223	$1,458	$—	$84,681
Investing Activities	(6,908)	(96)	—	(7,004)
Financing Activities	(21,597)	—	—	(21,597)

Net increase (decrease) in cash	54,718	1,362	—	56,080
Cash at beginning of period	37,572	2,107	—	39,679

Cash at end of period	$92,290	$3,469	$—	$95,759

	Six months ended June 30, 2009
	Guarantors	Non-guarantors	Consolidating Entries	Consolidated
Net cash provided by (used in):
Operating Activities	$(19,204)	$51,414	$—	$32,210
Investing Activities	(11,710)	(57,028)	57,028	(11,710)
Financing Activities	(77,320)	27,320	(57,028)	(107,028)

Net increase (decrease) in cash	(108,234)	21,706	—	(86,528)
Cash at beginning of period	129,170	14,948	—	144,118

Cash at end of period	$20,936	$36,654	$—	$57,590

11. Subsequent events

The Company has evaluated subsequent events through the time of its filing, which represents the date the financial statements were available for issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated condensed financial statements and notes that are included herein, the Risk Factors included in Item 1A of this quarterly report and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the SEC) on March 12, 2010. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors.”

References to “Goodman,” “we,” “us,” “the Company” and “our” refer to Goodman Global, Inc., a Delaware corporation, and its subsidiaries and its predecessor. Unless the context otherwise requires, references to “Goodman Global, Inc.” refer solely to Goodman Global, Inc. and not to any of its subsidiaries.

Overview

Goodman is a leading domestic manufacturer of heating, ventilation and air conditioning (HVAC) products for residential and light commercial use. Since we began to manufacture HVAC equipment in 1982, we believe that we have grown our share of the residential HVAC market to now become one of the country’s largest residential HVAC manufacturers, based on unit sales. Our activities include engineering, manufacturing, distributing and marketing an extensive line of HVAC equipment and related products.

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

We are an indirect subsidiary of Goodman Global Group, Inc. (Parent), a Delaware corporation formed in October 2007 by affiliates of Hellman & Friedman LLC.

Markets and sales channels

We manufacture and market an extensive line of heating, ventilation and air conditioning products for the residential and light commercial HVAC markets primarily in the United States and Canada. These residential and light commercial products consist mainly of gas furnaces, package terminal units and compressor bearing units 5.4 tons in capacity and smaller. We also manufacture complementary lines of flex-duct, evaporator coils, air handlers and compressor bearing units with capacities ranging from six through 20 tons and source a variety of accessory components that aid in the installation and service of our products. Essentially all of our products are manufactured and assembled at facilities in Texas, Tennessee, Florida, Pennsylvania and Arizona and are distributed through over 945 distribution points across North America.

Our customer relationships include independent distributors, installing contractors (dealers), national homebuilders and other national accounts. We sell to dealers primarily through our network of independent distributors and Company-operated distribution centers. We sell to some of our independent distribution channel under inventory consignment arrangements. We focus the majority of our marketing on dealers who install residential and light commercial HVAC products. We believe that the dealer is the key participant in a homeowner’s purchasing decision as the dealer is the primary contact for the end user. Given the strategic importance of the dealer, we remain committed to enhancing profitability for this segment of the supply chain while allowing our distributors to achieve their own profit goals. We believe the ongoing focus on the dealer creates loyalty and mutually beneficial relationships among distributors, dealers and us.

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

Costs

The principal elements of cost of goods sold in our manufacturing operations are component parts, raw materials, factory overhead, labor, transportation costs and warranty. The principal component parts, which, depending on the product, can approach up to 41% of our cost of goods sold, are compressors and motors. We purchase most of our components, such as compressors, motors, capacitors, valves and control systems, from third-party suppliers. In order to maintain low input costs, we also manufacture select components when it is deemed cost effective. We also manufacture heat transfer surfaces and heat exchangers for our units. Our primary raw materials are copper, aluminum and steel, all of which we purchase from third parties. We spent approximately $264.7 million in 2009 on these raw materials. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered and may continue to enter into commodity derivative arrangements. Shipping and handling costs associated with sales are recorded at the time of the sale. Warranty expense, which is also recorded at the time of sale, is estimated based on historical trends such as incident rates, replacement costs and other factors and equaled 2.5% of our net sales for the six months ended June 30, 2010.

Our selling, general and administrative expenses consist of costs incurred to support our marketing, distribution, engineering, information systems, human resources, finance, purchasing, risk management, legal and tax functions.

Depreciation expense is primarily impacted by capital expenditure levels. Equipment is depreciated on a straight-line basis over the assets’ estimated remaining useful lives.

Interest expense, net consists of interest expense and interest income. In addition, interest expense includes the amortization of deferred financing costs and settlements and changes in the fair value of interest rate derivatives that have not been designated as cash flow hedges.

Other income, net consists of gains and losses on early extinguishment of debt, ineffectiveness related to hedge accounting of our commodity swaps, changes in fair value of our commodity contract for diesel that has not been designated as a cash flow hedge and miscellaneous income or expenses.

Income taxes

Our effective income tax rates include a federal statutory rate of 35% and can differ for periods presented as a result of certain items, such as state and local taxes, non-deductible expenses and the domestic production activities deduction.

At June 30, 2010, we had a valuation allowance of $3.4 million against certain net operating loss carry forwards. As of June 30, 2010, we had net deferred tax liabilities of $135.0 million primarily related to the non-deductibility of the step-up in basis of the assets to fair value in accordance with purchase accounting that related to our acquisition in 2008 and other prior events.

Financial Accounting Standards Board (FASB) accounting standards require the use of significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and, consequently, affect our operating results. The accounting treatment for recorded tax assets associated with our tax positions reflects our judgment that it is more likely than not that our positions will be respected and the recorded assets will be realized. However, if such positions are challenged, then, to the extent they are not sustained, the expected benefits of the recorded assets and tax positions will not be fully realized.

Goodwill and intangible assets

At June 30, 2010, we had a balance of $1,399.5 million in goodwill and $772.2 million in intangible assets, net of amortization. The analysis performed in the fiscal 2009 fourth quarter did not indicate an impairment of goodwill. As of June 30, 2010, there were no indicators noted that we believe would require us to re-evaluate our annual impairment test. We will perform our annual impairment testing in the fourth quarter of 2010.

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

We base many of our assumptions on our historical experience, recent trends and forecasts. We develop our forecasts based upon current and historical operating performance, expected industry and market trends and expected overall economic conditions. Our assumptions about future experience, cash flows and profitability require significant judgment since actual results have fluctuated in the past and are expected to continue to do so. We caution you against placing undue reliance on such assumptions.

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 12, 2010. We believe that there have been no significant changes during the six months ended June 30, 2010 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of operations

The table below presents condensed statement of income information for the three and six months ended June 30, 2010 and June 30, 2009 as a percentage of net sales.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.9	67.7	68.1	71.1
Selling, general and administrative	10.5	10.5	12.0	12.4
Depreciation and amortization expenses	1.8	2.1	2.3	2.7

Operating profit	20.8	19.7	17.6	13.8
Interest expense, net	5.0	5.5	6.2	7.8
Other (income) expense, net	—	(3.0)	—	(1.9)

Earnings before taxes	15.8	17.2	11.4	7.9
Provision for income taxes	6.2	6.7	4.4	3.1

Net income	9.6	10.5	7.0	4.8

Three months ended June 30, 2010 compared to June 30, 2009

Sales, net. Net sales for the three months ended June 30, 2010 were $616.6 million, a $32.8 million increase from $583.8 million for the three months ended June 30, 2009, primarily as a result of increased sales in the majority of our product lines (due, in part, to an improved domestic economy) leading to a 5.6% increase in sales volume for the three months ended June 30, 2010 as compared to the same period in the previous year.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2010 was $412.7 million, a $17.2 million increase from $395.5 million for the three months ended June 30, 2009. Cost of goods sold as a percentage of net sales decreased from 67.7% for the three months ended June 30, 2009 to 66.9% for the three months ended June 30, 2010. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product designs, a reduction in certain raw material costs and the shift in product mix to higher margin products.

Selling, general and administrative expense. Selling, general and administrative expense was $64.4 million for the three months ended June 30, 2010, a $2.8 million increase from $61.6 million for the three months ended June 30, 2009, which related primarily to $2.2 million in marketing and selling expenses associated with increases in our net sales and the opening of ten locations, net of closures, since June 30, 2009 and $0.6 million in early payment cash discounts and credit card fees.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2010 was $11.4 million, a $0.5 million decrease from $11.9 million for the three months ended June 30, 2009. The decrease was the result of a certain group of assets that became fully depreciated in 2009.

Operating profit. Operating profit for the three months ended June 30, 2010 was $128.0 million, a $13.2 million increase from $114.8 million for the three months ended June 30, 2009. The increase was primarily due to a decrease in cost of goods sold as a percentage of net sales that was partially offset by an increase in selling, general and administrative expenses.

Interest expense, net. Interest expense, net for the three months ended June 30, 2010 was $30.7 million, a decrease of $1.5 million from $32.2 million for the three months ended June 30, 2009. The decrease primarily related to a reduction in our outstanding long-term debt. In mid-April 2009, we repurchased $76.0 million in senior subordinated notes; in April 2010 and December 2009, we made pre-payments of $7.1 million and $18.0 million, respectively, on our outstanding term loan obligation; and, on June 30, 2009 and July 7, 2009, we made two payments of $50.0 million each to fully satisfy our $100.0 million outstanding balance under our revolving credit agreement. Our outstanding debt was $1,157.0 million at June 30, 2010 as compared to $1,225.0 million at June 30, 2009.

Other (income) expense, net. Other expense for the three months ended June 30, 2010 was $12,000 as compared to $17.6 million in other income for the three months ended June 30, 2009. In mid-April 2009, we recognized a $16.6 million gain on the repurchase of $76.0 million in senior subordinated notes.

Provision for income taxes. Income tax expense for the three months ended June 30, 2010 was $38.4 million, a decrease of $0.7 million compared to an income tax expense of $39.1 million for the three months ended June 30, 2009. The decrease was primarily related to a reduction in pre-tax earnings of $2.9 million, to $97.3 million in pre-tax earnings in the three months ended June 30, 2010 from $100.2 million in pre-tax earnings for the three months ended June 30, 2009. This was partially offset by an increase in our effective tax rate to 39.4% for the three months ended June 30, 2010, a 0.4 percentage point increase from 39.0% for the three months ended June 30, 2009 that was primarily the result of an increased provision for uncertain tax positions that was partially offset by a benefit related to domestic manufacturing production activities.

Six months ended June 30, 2010 compared to June 30, 2009

Sales, net. Net sales for the six months ended June 30, 2010 were $1,005.4 million, a $103.4 million increase from $902.0 million for the six months ended June 30, 2009. Sales volume for the six months ended June 30, 2010 was 9.5% higher than the same period in the previous year, primarily as a result of increased sales in the majority of our product lines (due, in part, to an improved domestic economy) and a 2.0% increase related to a more favorable product mix, including the continued shift to higher priced, higher efficiency cooling products.

Cost of goods sold. Cost of goods sold for the six months ended June 30, 2010 was $684.5 million, a $43.3 million increase from $641.2 million for the six months ended June 30, 2009. Cost of goods sold as a percentage of net sales decreased from 71.1% for the six months ended June 30, 2009 to 67.7% for the six months ended June 30, 2010. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product designs, a reduction in certain raw material costs and the shift in product mix to higher margin products.

Selling, general and administrative expense. Selling, general and administrative expense was $120.6 million for the six months ended June 30, 2010, a $9.0 million increase from $111.6 million for the six months ended June 30, 2009, which related primarily to $5.3 million in marketing and selling expenses associated with increases in our net sales and the opening of ten locations, net of closures, since June 30, 2009, $1.3 million in incremental bad debt reserves, $1.3 million in early payment cash discounts and credit card fees and $1.1 million in additional franchise tax fees.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2010 was $23.4 million, a $0.9 million decrease from $24.3 million for the six months ended June 30, 2009. The decrease was the result of a certain group of assets that became fully depreciated in 2009.

Operating profit. Operating profit for the six months ended June 30, 2010 was $176.8 million, a $51.9 million increase from $124.9 million for the six months ended June 30, 2009. The increase was primarily due to a decrease in cost of goods sold as a percentage of net sales that was partially offset by an increase in selling, general and administrative expenses.

Interest expense, net. Interest expense, net for the six months ended June 30, 2010 was $61.9 million, a decrease of $8.4 million from $70.3 million for the six months ended June 30, 2009. The decrease primarily related to a reduction in our term loan interest rate from an average rate of 7.04% during the six months ended June 30, 2009 to 6.25% during the six months ended June 30, 2010 and an overall reduction in our outstanding long-term debt. In mid-April 2009, we repurchased $76.0 million in senior subordinated notes; in April 2010 and December 2009, we made pre-payments of $7.1 million and $18.0 million, respectively, on our outstanding term loan obligation; and, on June 30, 2009 and July 7, 2009, we made two payments of $50.0 million each to fully satisfy our $100.0 million outstanding balance under our revolving credit agreement. Our outstanding debt was $1,157.0 million at June 30, 2010 as compared to $1,225.0 million at June 30, 2009.

Other (income) expense, net. Other income for the six months ended June 30, 2010 was $0.2 million, a net change of $16.9 million from $17.1 million in other income for the six months ended June 30, 2009. In mid-April 2009, we recognized a $16.6 million gain on the repurchase of $76.0 million in senior subordinated notes.

Provision for income taxes. Income tax expense for the six months ended June 30, 2010, was $45.1 million, an increase of $17.1 million compared to an income tax expense of $28.0 million for the six months ended June 30, 2009. The increase was primarily related to a $43.3 million increase in pre-tax earnings, to $115.1 million in pre-tax earnings for the six months ended June 30, 2010 as compared to $71.7 million in pre-tax earnings for the six months ended June 30, 2009. In addition, the effective tax rate for the six months ended June 30, 2010 increased to 39.4%, a 0.4 percentage point increase from 39.0% for the six months ended June 30, 2009 that was primarily the result of an increased provision for uncertain tax positions that was partially offset by a benefit related to domestic manufacturing production activities.

Liquidity, capital resources and off-balance sheet arrangements

As of June 30, 2010, we had unrestricted cash and cash equivalents of $95.8 million, working capital of $317.2 million and availability under our revolving credit agreement of $269.7 million.

At June 30, 2010, exclusive of original issue discount, we had $1,170.9 million of indebtedness outstanding that included $424.0 million of senior subordinated notes and $746.9 million related to our term loan credit agreement. At June 30, 2010, we had no borrowings under our revolving credit agreement. Outstanding commercial and standby letters of credit issued under the credit facility totaled $30.3 million as of June 30, 2010.

In April 2010, we made a $7.1 million prepayment on our term loan credit agreement, further reducing the outstanding balance due at maturity in February 2014.

In May 2010, Parent declared a $14.9 million dividend to its stockholders (that included a $0.7 million equitable distribution to its option holders). As of June 30, 2010, we remitted $14.5 million in cash to Parent and will remit the remaining $0.4 million to holders of Parent’s unvested options outstanding as of the declaration date as these options vest at a future date.

In July 2010, the Department of Treasury—Internal Revenue Service (IRS) concluded its review of the tax returns of Goodman Global, Inc. and its consolidated subsidiaries for the years ended December 31, 2006 and 2007 and the period January 1 to February 13, 2008. The IRS issued a Revenue Agent’s Report that disallowed as non-recoverable cost deductions for certain expenses related to the 2008 acquisition of the Company by affiliates of Hellman & Friedman LLC and other investors (the 2008 Acquisition) that would increase income taxes by approximately $11.5 million plus interest, which would be recorded as a charge to income tax expense. We believe that the deductions were appropriate and intend to contest the proposed adjustments.

We anticipate paying approximately $108.2 million in cash interest expense in 2010 related to our outstanding debt under our senior secured credit facilities and senior subordinated notes, assuming our current debt levels and interest rate remain constant for the year. At June 30, 2010, we were in compliance with all of the covenants under our term loan credit agreement, revolving credit agreement and senior subordinated notes.

We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit agreement. We also expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit agreement, will be adequate to meet our short-term and long-term liquidity needs over the next 12 to 24 months. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all. Based on our current business plans, we expect to make annual capital expenditures of approximately $20 million to $25 million over the next two years, relating primarily to new product development and replacement of equipment and other maintenance, including expenditures related to compliance with safety standards and productivity enhancements.

From time to time, we may pursue acquisitions, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund any future acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our revolving credit agreement or through new debt issuances. We may also issue additional equity either directly or in connection with any such acquisitions. As of June 30, 2010, other than routine leasing agreements, we had no off-balance sheet arrangements.

Operating activities. Cash provided by operating activities for the six months ended June 30, 2010 was $84.7 million, a $52.5 million increase when compared to $32.2 million of cash provided by operating activities for the six months ended June 30, 2009. The increase was primarily the result of a $26.2 million increase in net income, a $16.6 million gain on the repurchase of $76.0 million in senior notes during the six months ended June 30, 2009 and a net increase of $13.4 million in working capital. This was partially offset by a $3.6 million decrease in our deferred tax provision. Working capital changes consisted of a net increase of $4.4 million in inventories and accounts payable related primarily to differences in the timing of raw material purchases, in particular purchases of raw materials in the fourth quarter of 2009 in anticipation of increased demand during the first quarter of 2010. We increased production during the fourth quarter of 2009, and our inventory balance at December 31, 2009 was $294.7 million as compared to $223.3 million at December 31, 2008. Our inventory turnover, which we calculate by dividing cost of goods sold for the period by average inventory period was 2.3 times for the six months ended June 30, 2010 as compared to 2.6 times for the six months ended June 30, 2009, a decrease of 0.3 times which is the result of our fourth quarter of 2009 inventory buildup. Working capital changes also consisted of a $9.9 million increase in accounts receivable over June 30, 2009 that primarily related to an increase in sales. Net sales for the six months ended June 30, 2010 were $1,005.4 million, a $103.4 million increase from $902.0 million for the six months ended June 30, 2009.

Investing activities. Cash used in investing activities for the six months ended June 30, 2010 and June 30, 2009 was $7.0 million and $11.7 million, respectively, and consisted primarily of purchases of property, plant and equipment.

Financing activities. Cash used in financing activities was $21.6 million for the six months ended June 30, 2010, a decrease of $85.4 million when compared to $107.0 million for the six months ended June 30, 2009. The decrease primarily relates to pre-payments of long-term debt of $7.1 million in the six months ended June 30, 2010, as compared to $57.0 million in the six months ended June 30, 2009, and a $50.0 million revolving credit facility repayment in the six months ended June 30, 2009. This was partially offset by a $14.5 million dividend paid to Parent in the six months ended June 30, 2010.

Long term debt

Senior subordinated notes

In February 2008, we issued and sold $500.0 million of 13.50%/14.00% senior subordinated notes due 2016 (the senior subordinated notes). The senior subordinated notes bear interest at a rate of 13.50% per annum, provided that we may, at our option, elect to pay interest in any interest period at a rate of 14.00% per annum, in which case up to 3.0% per annum may be paid by issuing additional notes. The notes are wholly and unconditionally guaranteed by substantially all of our subsidiaries.

In April 2009, we formed Goodman Global Finance (Delaware) LLC (GGF), a Delaware limited liability company, which entered into two separate transactions to purchase for $58.9 million (inclusive of $1.9 million in accrued interest) approximately $76.0 million aggregate face value of our senior subordinated notes. We recognized a gain of $16.6 million in the second quarter of 2009 as a result of this early extinguishment of long-term debt, after taking into consideration the recognition of $2.4 million of previously unamortized deferred financing costs associated with the $76.0 million of senior subordinated notes.

In December 2009, we retired the $76.0 million aggregate face value of senior subordinated notes that were held by GGF.

Term loan credit agreement/revolving credit agreement

In February 2008, we entered into an $800.0 million term loan credit agreement maturing in 2014 and a $300.0 million revolving credit agreement maturing in 2013. The term loan credit agreement has an interest rate of Prime or the per annum London Interbank Offered Rate (LIBOR), with a minimum of 3.25% plus applicable margin, based on certain leverage ratios, which was 6.25% as of June 30, 2010. The revolving credit agreement has an interest rate of Prime or LIBOR, plus applicable margin, which was 1.0%, and totaled 4.25% as of June 30, 2010.

As of June 30, 2010, we owed $746.9 million under the term loan credit agreement and had no outstanding obligation on our revolving credit agreement, other than outstanding and undrawn letters of credit of $30.3 million.

In December 2009, we prepaid $18.0 million of term loans under our term loan credit agreement to satisfy our obligation of $2.0 million per quarter for the period beginning October 1, 2011 and ending December 31, 2013. As a result, we recognized an expense of $0.3 million of previously unamortized deferred financing fees and $0.4 million of previously unamortized original issue discount that related directly to the amount of the early extinguishment of debt. The outstanding balance at June 30, 2010 of $746.9 million is due at maturity in February 2014.

In April 2010, we prepaid $7.1 million of term loans under our term loan credit agreement. Amounts repaid under our term loan credit agreement may not be reborrowed, and our term loan credit agreement does not permit any further borrowings thereunder.

We had availability under the revolving credit agreement of $269.7 million at June 30, 2010 after taking into consideration our borrowing base, which was $300.0 million as of June 30, 2010, and outstanding commercial and standby letters of credit issued under the credit facility, which letters of credit totaled $30.3 million as of June 30, 2010.

The amount from time to time available under the revolving credit agreement (including in respect of letters of credit) cannot exceed the borrowing base. The borrowing base under the asset-based revolving credit agreement is equal to the sum of (1) 85% of all eligible accounts receivable of Goodman Global, Inc. and each guarantor thereunder and (2) 85% of the net orderly liquidation value of all eligible inventory of Goodman Global, Inc. and each guarantor thereunder and, in each case, subject to customary reserves established or modified from time to time by and at the permitted discretion of the administrative agent or collateral agent thereunder.

Original issue discount

The term loan credit agreement included an original issue discount of $32.0 million. It is being amortized to interest expense using the effective interest method over the period the debt is anticipated to be outstanding. As of June 30, 2010, the unamortized balances of the original issue discount of the term loan credit agreement was $13.9 million.

Other

Substantially all of the existing U.S. subsidiaries of Goodman Global, Inc. guarantee the debt obligations of Goodman Global, Inc. under the term loan agreement, the revolving credit agreement and the senior subordinated notes and have granted security interests in, or mortgages on, substantially all of their tangible and intangible assets as collateral for the obligations under the term loan agreement and the revolving credit agreement. The senior subordinated notes and the senior secured credit facilities restrict our ability to obtain funds from our subsidiaries by dividend or loan. In addition, all of our subsidiaries are separate and independent legal entities and have no obligation to pay any dividends, distributions or other payments to us.

Under the term loan credit agreement, Goodman Global, Inc. is required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. In addition, under our revolving credit agreement, Goodman Global, Inc. is required to satisfy and maintain, in certain circumstances, a minimum fixed charge coverage ratio.

We and our subsidiaries, affiliates or significant stockholders may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

Covenant compliance

Our financial covenant requirements and ratios as of and for the four fiscal quarters ended June 30, 2010 were as follows. The financial covenants described apply to Goodman Global, Inc. and its restricted subsidiaries.

	Covenant requirements	Our ratio
Term loan credit agreement(1)
Minimum Covenant EBITDA to interest expense	2.10 to 1.00	3.91x
Maximum total debt to EBITDA ratio	4.75 to 1.00	2.51x

Revolving credit agreement(1)
Minimum Covenant EBITDA to fixed charges ratio required in certain circumstances	1.00 to 1.00	3.40x

Senior subordinated notes(2)
Minimum Covenant EBITDA to fixed charges ratio	2.0 to 1.0	3.58x

(1)	The term loan credit agreement requires us to maintain a Covenant EBITDA to interest expense ratio of 1.80 to 1.00 for the fiscal year ending December 31, 2009, stepping up to 2.10 to 1.00 beginning with the four quarters ending March 31, 2010, 2.50 to 1.00 beginning with the four quarters ending March 31, 2011 and 3.20 to 1.00 beginning with the four quarters ending March 31, 2012, until it reaches 4.15 to 1.00 beginning with the four quarters ending March 31, 2013. Covenant EBITDA represents earnings before interest, taxes, depreciation and amortization, or EBITDA, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the senior secured credit facilities. Interest expense is defined in the term loan credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a total debt to Covenant EBITDA ratio of a maximum of 5.75 to 1.00 by the end of the fiscal year ending December 31, 2009, stepping down to 4.75 to 1.00 beginning with the four quarters ending March 31, 2010, 4.00 to 1.00 beginning with the four quarters ending March 31, 2011 and 3.10 to 1.00 beginning with the four quarters ending March 31, 2012, until it reaches 2.40 to 1.00 beginning with the four quarters ending March 31, 2013. Total debt is defined in the term loan credit agreement as consolidated total debt with certain exceptions and is reduced by the amount of cash and cash equivalents on our balance sheet. In addition, the revolving credit agreement requires us to maintain a Covenant EBITDA to fixed charges ratio at a minimum of 1.00 to 1.00 when excess availability under the asset-based revolving credit agreement is less than $30.0 million. Fixed charges is defined in the revolving credit agreement as the sum of consolidated cash interest expense, scheduled payments of principal of indebtedness and cash dividends paid on any preferred or disqualified capital stock. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under the indentures governing our senior subordinated notes.
(2)	Our ability to incur additional indebtedness and make certain restricted payments under the indentures governing the senior subordinated notes, subject to specified exceptions, is tied to a Covenant EBITDA to consolidated fixed charges ratio of at least 2.0 to 1.0, except that we may incur certain indebtedness and make certain restricted payments and certain permitted investments without regard to the ratio. Fixed charges is defined in the indenture governing the senior subordinated notes as the aggregate amount of consolidated interest expense and tax-affected dividends payable on any preferred or disqualified capital stock, as adjusted for acquisitions. Covenant EBITDA, as defined in the indentures governing the senior subordinated notes, is substantially similar to the definition of such term in our credit agreements.

Recent accounting pronouncements

Refer to Note 1 to the Notes to Consolidated Condensed Financial Statements included in this quarterly report for a discussion of recent accounting pronouncements.

Cautionary note on forward-looking statements

This quarterly report contains forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance or other statements that are not historical statements that are contained in this quarterly report under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this quarterly report under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

•	adverse conditions affecting the U.S. economy;

•	volatility and disruption of the capital and credit markets and adverse changes in the U.S. and global economy, which may negatively impact our and our customers’ ability to access financing;

•	changes in weather patterns and seasonal fluctuations;

•	a failure by us to improve our existing products, develop new products or keep pace with our competitors’ product development;

•	increased competition, as well as consolidation among independent distributors;

•	significant fluctuations in the cost of raw materials and components and a decline in our relationships with key suppliers;

•	a significant impairment of the value of our intangible assets or long-lived assets;

•	a decline in our relations with our key distributors;

•	design or manufacturing defects in our products, which may result in material liabilities associated with product recalls or reworks;

•	the incurrence of material costs as a result of product liability or warranty claims;

•	higher than expected tax rates or exposure to additional income tax liabilities;

•	the costs of complying with, or addressing liabilities under, laws relating to the protection of the environment and worker health and safety;

•	labor disputes with our employees;

•	the loss of members of our management team;

•	natural or man-made disruptions to our distribution and manufacturing facilities;

•	our inability to access funds generated by our subsidiaries, making us unable to meet our financial obligations;

•	our failure to adequately protect our intellectual property rights or claims that we are in violation of the intellectual property rights of third parties;

•	the requirements of being a public company, which may strain our resources and distract management;

•

our substantial indebtedness, which may adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry and pay our debts and could divert our cash flow from operations for debt payments;

•	the incurrence by us or our subsidiaries of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•	our need to generate cash to service our indebtedness;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	the interests of our controlling stockholder and of holders of our outstanding debt; and

•	other factors detailed from time to time in our filings with the SEC.

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

Interest rate risk

We are subject to interest rate and related cash flow risk in connection with borrowings under our term loan and revolving credit facilities, which totaled $746.9 million at June 30, 2010. To reduce the risk associated with fluctuations in the interest rate of our floating rate debt, we entered into an interest rate swap in March 2009 with a notional amount of $300.0 million that matures in March 2011.

Our results of operations can be affected by changes in interest rates due to variable interest rates on the term loan credit agreement and revolving credit agreement. A 1% increase or decrease in the variable interest rates would have resulted in approximately a $1.8 million ($1.1 million, net of tax) increase or decrease in our interest expense in the six months ended June 30, 2010 on our variable rate indebtedness, after taking into consideration our interest rate swaps.

Foreign currency and exchange rate risk

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

Commodity price risk

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered and may continue to enter into commodity derivative arrangements. Maturity dates of the contracts are scheduled to coincide with our planned purchases of the commodity. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. We have entered into swaps for a portion of our commodity supply that expire through December 31, 2011. These swaps had a net fair value as an asset of $2.9 million ($1.8 million, net of tax) as of June 30, 2010. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $5.4 million ($3.3 million, net of tax) as of June 30, 2010.

We continue to monitor and evaluate the prices of our principal raw materials and may decide to enter into hedging contracts in the future.

Diesel price risk

We are subject to price risk related to the price per gallon of diesel. As a part of our risk management strategy, we purchased a commodity contract for diesel to manage our exposure related to contracted transportation. Prices for diesel are normally correlated to transportation costs where third-party haulers assess a fuel surcharge when diesel prices increase, thus making derivatives of diesel effective at providing short-term protection against adverse price fluctuations. We elected not to designate the diesel derivatives as cash flow hedges. Therefore, gains and losses from changes in the fair values of derivatives that are not designated as hedges are recognized in other (income) expense. As of June 30, 2010, the commodity swap for diesel had a fair value of $0.2 million ($0.1 million, net of tax), and a 10% change in the price of diesel would change the fair value of the hedge contract by approximately $0.2 million ($0.1 million, net of tax).

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information regarding litigation and environmental matters described in Note 9 to the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

You should carefully consider the risk factors set forth below as well as the other information contained in this quarterly report, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risks relating to our business

Our business has been, and may continue to be, adversely impacted by conditions affecting the U.S. economy.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. Throughout 2008 and 2009, the decline in economic activity in the United States affected our business, financial condition and results of operations. Sales in the residential and commercial new construction market correlate closely to the number of new homes and buildings that are built, which in turn is influenced by factors such as interest rates, inflation or deflation, consumers’ spending habits, employment rates and other macroeconomic factors over which we have no control. Declining economic activity as a result of these factors resulted in a reduction in new construction and replacement purchases, which has affected, and may continue to affect, our sales volume and profitability. For example, we believe that U.S. residential and light commercial HVAC industry (consisting of gas furnaces, package terminal units and compressor bearing units 5.4 tons in capacity and smaller) unit volumes declined approximately 28% from 2006 to 2009.

The volatility and disruption of the capital and credit markets and adverse changes in the U.S. and global economy may negatively impact our ability, and the ability of our customers, to access financing and may impede our internal growth.

In late 2007, 2008 and early 2009, the capital and credit markets experienced volatility and disruption at unprecedented levels. Significant declines in the housing market during that period, coupled with falling home prices, increasing foreclosures and high levels of unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek government assistance and additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions. These disruptions in the financial markets may not only impact our liquidity but that of our suppliers, our independent distributors, dealers and end-users. If these market disruptions re-emerge, our business, financial condition, results of operations and cash flows could be adversely affected.

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

Product innovation and new product development are important to maintaining the competitive position of our business and growing our sales and profit margins. Company-sponsored research and development expenses were $6.0 million for the six months ended June 30, 2010 and $11.2 million, $10.5 million and $9.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. We intend to continue to conduct research and development activities as a means of improving existing products and developing new products. However, there can be no assurance that we will be able to improve existing products or develop new products on a cost-effective and timely basis or at all, that such products will compete favorably with products developed by our competitors, or that our existing technology will not be superseded by other technological developments that may be utilized by our competitors. If we fail to improve existing products or develop new products, or our competitors develop products that are superior to ours, we could experience lower revenues or lower profit margins, which could have an adverse effect on our competitiveness in the marketplace, business, financial condition, results of operations and cash flows.

Increased competition, as well as consolidation among independent distributors, may reduce our market share and our future sales.

The production and sale of HVAC equipment by manufacturers is highly competitive. We believe the top six domestic manufacturers (including us) represented approximately 90% of the unit sales in the U.S. residential and light commercial HVAC market in 2008. We believe our four largest competitors in this market are Carrier Corporation (a division of United Technologies Corporation), Trane Inc. (a wholly-owned subsidiary of Ingersoll-Rand Company Limited), Lennox International, Inc. and Rheem Manufacturing Company. Several of our competitors may have greater financial and other resources than we have. A number of factors affect competition in the HVAC industry, including an increasing emphasis on the development of more efficient HVAC products. Existing and future competitive pressures may materially and adversely affect our business, financial condition or results of operations, including pricing pressure if our competitors improve their cost structure. In addition, our Company-operated distribution centers face competition from independent distributors and dealers owned by our competitors, some of whom may be able to provide their products or services at lower prices than we can. We may not be able to compete successfully against current and future competition, and current and future competitive pressures faced by us may adversely affect our profitability and performance.

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

Our operations depend on the supply of various raw materials and components, including copper, aluminum, steel, refrigerants, motors and compressors, from domestic and foreign suppliers. We do not enter into long-term supply contracts for many of our raw materials and component requirements. As a result, our suppliers may discontinue providing products to us at attractive prices, and we may be unable to obtain such products in the future from these or other providers on the scale and within the time frames we require. For example, our purchases of raw materials and components from international suppliers are subject to risks associated with foreign currency exchange rates and changes in, and application of, laws, regulations and policies, including those related to tariffs (such as anti-dumping and countervailing duties) and other trade barriers. If a key supplier were unable or unwilling to meet our supply requirements, we could experience supply interruptions and cost increases which (to the extent that we are not able to find alternate suppliers or pass on these additional costs to our customers) could adversely affect our business, financial condition or results of operations. To the extent that any of our suppliers experiences a shortage of components that we purchase, we may not receive shipments of those components and, if we were unable to obtain substitute components on a timely basis, our production would be impaired.

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

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. Cost variability of raw materials can have a material impact on our results of operations. To create stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered into and intend to continue to enter into commodity derivative arrangements. Maturity dates of the contracts are scheduled to occur at various times in 2010 and 2011 with respect to the various commodities. With respect to any given commodity, the maturities of our derivative arrangements may not be sufficiently long-term to protect us from fluctuations in market prices. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. For the six months ended June 30, 2010 and the year ended December 31, 2009, we reclassified from accumulated other comprehensive income to cost of goods sold a gain of $8.1 million and a loss of $46.2 million, respectively, related to the maturity of our derivative arrangements. Charges or credits resulting from ineffective hedges are recognized in income immediately. For the six months ended June 30, 2010 and the year ended December 31, 2009, we recognized other income of $0.1 million and other expense of $0.5 million, respectively, related to ineffective hedges. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $5.4 million and $8.8 million as of June 30, 2010 and December 31, 2009, respectively. Our efforts to mitigate rising raw materials costs could adversely affect our results of operations if commodity prices were to unexpectedly decline.

We continue to monitor and evaluate the prices of our principal raw materials and may decide to enter into additional hedging contracts in the future.

Any determination that a significant impairment of the value of our intangible assets or long-lived assets has occurred could have a material adverse effect on our consolidated financial condition and results of operations.

As a result of the 2008 Acquisition, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $1.4 billion and other identifiable intangible assets were approximately $772.2 million as of June 30, 2010. We also have long-lived assets consisting of property and equipment, net of depreciation, of $162.8 million as of June 30, 2010. We review these assets both on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Any future determination that an impairment of the fair value of our goodwill, unamortized intangible assets or long-lived assets has occurred would require us to write-down the impaired portion of those assets to fair value, which would reduce our assets and stockholders’ equity and could have a material adverse effect on our business, financial condition and results of operations.

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

Design or manufacturing defects in our products could result in material liabilities associated with product recalls or reworks.

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

We adopted the provisions of Financial Accounting Standards Board (FASB) accounting standards that, among other things, require companies to recognize the tax benefits of uncertain positions only when the position is more likely than not to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is more likely than not to be ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. At June 30, 2010, we had established a $62.7 million liability in respect of such unrecognized tax benefits, of which $4.7 million would impact the effective tax rate at recognition. We may be required to make cash payments in respect of taxes (and interest thereon) in respect of such unrecognized tax benefit. While we do not expect any such payments to have a material impact on our results of operations due to the liability we have already recognized, any such payments could impact our liquidity at the time they are made.

In July 2010, the Department of Treasury – Internal Revenue Service (IRS) concluded its review of the tax returns of Goodman Global, Inc. and its consolidated subsidiaries for the years ended December 31, 2006 and 2007 and the period January 1 to February 13, 2008. The IRS issued a Revenue Agent’s Report that disallowed as non-recoverable cost deductions for certain expenses related to the 2008 Acquisition that would increase income taxes by approximately $11.5 million plus interest, which would be recorded as a charge to income tax expense. Although we believe that the deductions were appropriate and intend to contest the proposed adjustments, there is no guarantee that our efforts to contest the proposed adjustment will be successful, and we may be required to record the entire proposed adjustment, as well as interest thereon, as a charge to income tax expense.

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

We are also subject to various laws and regulations relating to health and safety and expect to continue to make capital expenditures at our facilities to improve worker health and safety. Expenditures at our facilities to maintain compliance with the Occupational Safety and Health Administration (OSHA) standards could be significant, and we may become subject to liabilities relating to worker health and safety at our facilities in the future. In addition, future inspections at our facilities may result in enforcement actions by OSHA.

Our products are also subject to international, federal, state, provincial and local laws and regulations. We are required to maintain our products in compliance with applicable current laws and regulations, and any changes which affect our current or future products could have a negative impact on our business and could result in additional compliance costs. For example, effective January 23, 2006, U.S. federal regulations mandated an increase in the minimum seasonal energy efficiency ratio, or SEER, from 10 to 13 for central air conditioners and heat pumps manufactured in the United States. On November 19, 2007, the U.S. Department of Energy (DOE) issued new regulations increasing the minimum annual fuel utilization efficiency (AFUE) for several types of residential furnaces. These regulations apply to furnaces manufactured for sale in the U.S. or imported into the United States on and after November 19, 2015. On December 19, 2007, federal legislation was enacted authorizing the DOE to study the establishment of regional efficiency standards for furnaces and air conditioners. In April 2010, the DOE held a public hearing to consider a proposed rule amending the current AFUE for furnaces and establishing two regions for regulatory purposes. The DOE is expected to issue a final rule establishing regional standards by May 1, 2011. The required efficiency levels for our products may be further increased in the future by the relevant regulatory authorities. Any future changes in required efficiency levels or other government regulations could adversely affect our industry, business, financial condition and results of operations.

Labor disputes with our employees could interrupt our operations and adversely affect our business.

We negotiated a three-year collective bargaining agreement with the International Association of Machinists and Aerospace Workers (the union) that was ratified by the union membership on December 5, 2009. As of June 30, 2010, the union represented approximately 23% of our employees, and this agreement covers all hourly employees at our manufacturing facility in Fayetteville, Tennessee. If we are unable to successfully negotiate acceptable terms with the union when the current agreement expires, our operating costs could increase as a result of higher wages or benefits paid to union members, or if we fail to reach an agreement with the union, our operations could be disrupted. Either event could have a material adverse effect on our business. In addition, there have been in the past, and may be in the future, attempts to unionize our non-union facilities. If employees at our non-union facilities unionize in the future, our operating costs could increase.

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

Because we conduct our operations through our subsidiaries, we depend on those entities for dividends, distributions and other payments to generate the funds necessary to meet our financial obligations. Legal and contractual restrictions in certain agreements governing current and future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long term debt.” All of our subsidiaries are separate and independent legal entities and have no obligation whatsoever to pay any dividends, distributions or other payments to us.

Our business operations could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

Our products are marketed primarily under the Goodman®, Amana® and Quietflex® brand names and, as such, we are dependent on those brand names. Failure to protect these brand names and other intellectual property rights or prevent their unauthorized use by third parties could adversely affect our business. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent competitors from copying or reverse engineering our products or from developing and marketing products that are substantially equivalent to or superior to our own. In addition, we face the risk of claims that we are infringing third parties’ intellectual property rights. Any such claim, even if it is without merit, could be expensive and time-consuming; could cause us to cease making, using or selling certain products that incorporate the disputed intellectual property; could require us to redesign our products, if feasible; could divert management time and attention; and could require us to enter into costly royalty or licensing arrangements.

The requirements of being a public company may strain our resources, distract management and increase our expenses.

If Goodman Global Group, Inc. remains a public company, we will need to comply with new laws, regulations and requirements, including certain provisions of the Securities Exchange Act of 1934 (the Exchange Act) the related regulations of the Securities and Exchange Commission and the requirements of any stock exchange on which the shares of Goodman Global Group, Inc. are listed. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control for financial reporting. These requirements may place a strain on our systems and resources. Under Section 404 of the Sarbanes-Oxley Act, Goodman Global Group, Inc. will be required beginning with the year ending December 31, 2011, and Goodman Global, Inc. is currently required, to include a report by management on our internal control over financial reporting in our Annual Report on Form 10-K. Our independent public accountants auditing our financial statements will be required to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting beginning with Goodman Global, Inc.’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010 and with Goodman Global Group, Inc.’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011. Previously, in connection with the fiscal year ended December 31, 2006, it was determined that some of our predecessor’s commodity derivatives did not qualify for hedge accounting and, as a result, we restated the prior quarters of 2006 to reflect the changes in fair value of those derivatives in other (income) expense, net, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not then effective for this reason. If we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future years, investors may lose confidence in our financial reports and the trading price of our securities may decline.

In addition, we expect that being a public company subject to these rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on audit and compensation committees.

Risks related to our indebtedness

Our substantial indebtedness could adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry and pay our debts and could divert our cash flow from operations for debt payments.

We now have, and will continue to have, a significant amount of indebtedness for the foreseeable future. This indebtedness exposes us to risks that some of our primary competitors, with less outstanding indebtedness, do not face. On June 30, 2010, we had $1,157.0 million of indebtedness, net of original issue discount of $13.9 million, excluding $30.3 million of outstanding and undrawn letters of credit and up to $300.0 million of additional indebtedness that may be borrowed under the terms and conditions of our revolving credit facility, of which $269.7 million was available under our borrowing base as of such date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, capital resources and off-balance sheet arrangements.”

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

A substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing interest rates including the prime rate. A 1% increase or decrease in the overall interest rate would have resulted in approximately a $1.8 million ($1.1 million, net of tax) increase or decrease in our interest expense in the six months ended June 30, 2010 on our variable rate indebtedness. If interest rates increase dramatically, we may be unable to meet our debt service obligations. We currently have an interest rate swap with a notional amount of $300.0 million, which expires in March 2011. We are not under any obligation to maintain or renew such arrangement or to enter into additional arrangements, and any such arrangements may not be as effective as we expect in mitigating our exposure to interest rate fluctuations.

Despite current indebtedness levels, we and our subsidiaries may incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase. As of June 30, 2010, we had $300.0 million of undrawn commitments under our revolving credit facility (of which $269.7 million was available under our borrowing base as of such date).

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

The failure to comply with any of these covenants would cause a default under our debt instruments. A default, if not waived, could result in acceleration of the outstanding indebtedness under such debt instruments, in which case such indebtedness would become immediately due and payable. In addition, a default or acceleration under certain of our debt instruments could result in a default or acceleration of other indebtedness as a result of cross-default or cross-acceleration provisions. If any default occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. This could result in bankruptcy proceedings. Even if new financing is available, it may not be available on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

The interests of our controlling stockholders may differ from the interests of the holders of our outstanding debt.

As of June 30, 2010, Hellman & Friedman LLC (H&F) and its affiliates owned, in the aggregate, approximately 87% of Goodman Global Group, Inc.’s common stock, and Goodman Global Group, Inc. (Parent) indirectly owns all of our common stock. In addition, H&F and its affiliates, by virtue of their ownership of Parent’s common stock and their voting rights under a stockholders agreement, control the vote in connection with substantially all matters subject to Parent stockholder approval. As a result of this ownership and the terms of such stockholders agreement, H&F is entitled to elect directors with majority voting power on Parent’s board of directors, to appoint new management and to approve actions requiring the approval of the holders of Parent’s outstanding shares voting as a single class, including adopting most amendments to Parent’s certificate of incorporation and approving mergers or sales of all or substantially all of Parent’s assets. H&F, through its control of Parent and us, also controls all of the subsidiaries that guarantee our debt.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goodman Global, Inc.
Date: August 5, 2010	/S/ LAWRENCE M. BLACKBURN
Lawrence M. Blackburn Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Goodman Global, Inc. (incorporated by reference to Exhibit 3.1 on Goodman Global, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009).

3.2	Amended and Restated Bylaws of Goodman Global, Inc. (incorporated by reference to Exhibit 3.7 on Goodman Global, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on May 30, 2008).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit is furnished rather than filed, and will not be deemed to be incorporated into any filing, in accordance with Item 601 of Regulation S-K.